Form 10-Q
period 2015-11-30
T-BAMM
filed 2016-01-14
CIK 1639234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

Commission File Number 333-203754

T-BAMM
(Exact name of registrant as specified in its charter)

Nevada 47-3176820

(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

Kiefernst. 1, 76327 Pfinztal, Germany

(Address of principal executive offices)(Zip Code)

(888) 297-9207

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes     ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes     ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court ☐Yes     ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of January 11, 2016, there were 5,000,000 shares of common stock issued and outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

T-BAMM

FINANCIAL STATEMENTS

November 30, 2015

CONDENSED BALANCE SHEETS	4

CONDENSED STATEMENT OF OPERATIONS	5

CONDENSED STATEMENT OF CASH FLOWS	6

NOTES TO CONDENSED FINANCIAL STATEMENTS	7

T-BAMM

CONDENSED BALANCE SHEETS

	November 30, 2015	February 28, 2015
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash	$43	$5,017

TOTAL CURRENT ASSETS	$43	$5,017

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Due to related party	12,329	2,899
Accounts payable	669	-

TOTAL CURRENT LIABILITIES	12,998	2,899

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock
Authorized 75,000,000 shares of common stock, $0.001 par value, Issued and outstanding 5,000,000 shares of common stock	5,000	5,000
Accumulated deficit	(17,955)	(2,882)

TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(12,955)	2,118

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$43	$5,017

The accompanying notes are an integral part of these condensed financial statements.

T-BAMM

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended November 30, 2015	Nine months ended November 30, 2015

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	$3,312	$15,073

TOTAL OPERATING EXPENSES	(3,312)	(15,073)

NET LOSS	(3,312)	(15,073)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	5,000,000	5,000,000

The accompanying notes are an integral part of these condensed financial statements.

T-BAMM

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Nine months ended November 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(15,073)
Adjustments to reconcile net loss to net cash used in operating activities Expenses paid by related party	2,500
Changes in operating assets and liabilities	-
Accounts payables and accrued liabilities	669

NET CASH USED IN OPERATING ACTIVITIES	(11,904)

CASH FLOWS FROM INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	6,930

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,930

NET INCREASE IN CASH	(4,974)

CASH, BEGINNING OF PERIOD	5,017

CASH, END OF PERIOD	$43

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-
Income taxes	$-

The accompanying notes are an integral part of these condensed financial statements.

T-BAMM

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2015
(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

T-Bamm was incorporated in the State of Nevada as a for-profit Company on February 19, 2015 and established a fiscal year end of February 28. The Company is organized to sell Bamboo T-Shirts over the internet.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $17,955. As at November 30, 2015, the Company has a working capital deficit of $12,955. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of November 30, 2015, the Company has issued 5,000,000 founders shares at $0.001 per share for net proceeds of $5,000 to the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form S-1. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended February 28, 2015 included in the Company's S-1 filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form S-1. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended November 30, 2015 are not necessarily indicative of the results that may be expected for the year ending February 29, 2016.

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

Fair Value of Financial Instruments

The carrying amount of the Company's financial assets and liabilities approximates their fair values due to their short term maturities.

Loss per Common Share

The basic earnings (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of November 30, 2015, there were no common stock equivalents outstanding.

T-BAMM

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2015
(UNAUDITED)

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at November 30, 2015 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – COMMON STOCK

The Company's capitalization is comprised of 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On February 26, 2015, the Company issued 5,000,000 common shares at $0.001 per share to the sole director and President of the Company for cash proceeds of $5,000.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended November 30, 2015, the Company received cash advances from its CEO of $6,930. Additionally, the CEO paid expenses of $2,500 on behalf of the Company. As of November 30, 2015, the total amount owing to the CEO from the Company is $12,329. The amounts due to the related party are unsecured, and non- interest bearing, with no set terms of repayment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

For the three month period ended November 30, 2015 we had no revenue. Expenses for the three month period ended November 30, 2015 totaled $3,312 resulting in a net loss of $3,312. The net loss for the three month period ended November 30, 2015 is a result of general and administrative expense of $812, comprised primarily of filing fees, and professional fees of $2,500, comprised primarily of accounting expense.

For the nine month period ended November 30, 2015 we had no revenue. Expenses for the nine month period ended November 30, 2015 totaled $15,073 resulting in a net loss of $15,073. The net loss for the nine month period ended November 30, 2015 is a result of general and administrative expense of $2,033 comprised primarily of filing fees and Professional fees of $13,040 comprised primarily of accounting and legal expenses.

Liquidity and Capital Resources

Our auditors have issued a "going concern" opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. With the exception of cash advances from our sole Officer and Director, our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business. The amount of the offering will likely allow us to operate for at least one year.

As of November 30, 2015, we had $43 in cash as compared to $5,017 in cash at February 28, 2015. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of November 30, 2015 the Company's sole officer and director, Mr. Harald Stobbe has loaned the Company $12,329 and he has indicated that he may be willing to provide a maximum of $25,000, required maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We anticipate that we will begin to implement our plan of operations as outlined in our S-1 filing. We do not foresee the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, the company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of November 30, 2015, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mining Safety Disclosures.

None

Item 5. Other Information.

Subsequent to the period on December 4, 2015 Mr. Stobbe resigned as corporate secretary of T-Bamm and appointed Mr. Wichan Junlao as the new secretary of the Company.

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

_____________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-BAMM
(Registrant)

Date: January 14, 2016	By:	/s/ Harald Stobbe
Harald Stobbe
President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer

