Form 10-K
period 2016-02-29
T-BAMM
filed 2016-05-31
CIK 1639234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ___to ___

Commission File No. 333-203754

T-BAMM
(Exact name of registrant as specified in its charter)

Nevada	47-3176820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Kiefernst 1, 76327, Pfinztal, Germany

(Address of principal executive offices, Zip Code)

(888) 297-9207

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common stock, par value $0.001 per share.
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes    ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. N/A

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes    ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of May 25, 2016 the Company has 48,750,000 shares of common stock issued and outstanding

T-BAMM

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to "T-BAMM.", "we," "us," "our," "our Company,"

Forward-Looking Statements

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "estimate," "intend," "could," "should," "would," "may," "seek," "plan," "might," "will," "expect," "anticipate," "predict," "project," "forecast," "potential," "continue" negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

ITEM 1. BUSINESS

Business Overview

T-BAMM is a company that intends to be an on-line store specializing in T-Shirts for the entire family, manufactured from Bamboo. The Company's target market are consumers who are looking for eco-friendly and environmentally sustainable products. We intend to identify and distinguish ourselves by positioning our proposed product at very competitive pricing, targeting a broad base of consumers.

The Company has begun to implement its business model. A logo and web site is being developed; we have sourced our bamboo fabric and are in negotiation with a third-party manufacturer in Thailand to manufacture our bamboo t-shirts. We have also registered our web site domain; www.tbamm.com. T-BAMM has as of date of this Form 10-K has not generated any revenues we expect to have sales by the first quarter of 2017.

T-BAMM is a shell company as defined in Rule 405, because it is a company with nominal operations and it has assets consisting solely of cash and cash equivalents. Our independent registered public accountant has issued an audit opinion which includes statement expressing substantial doubt as to our ability to continue as a going concern. Accordingly, there will be illiquidity of any future trading market until the Company is no longer considered a shell company.

The Company intends to focus on the selling of Bamboo T-Shirts via our proposed on-line store. We intend to sell products comprised of a minimum of 80% natural bamboo viscose. The Company has decided to focus on products with bamboo as the main fiber because of its popularity as a green fibre. According to Wikipedia bamboo is one of the fastest-growing plants on Earth and environmentally friendly and sustainable, with reported growth rates of 98 inches in 24 hours. However, the growth rate depends on local soil and climate condition, as well as species (1,600 species exist in the world), and a more typical rate is 1.2 to 3.9 inches per day. As a raw material bamboo is one of the most renewable, biodegradable, and fastest-growing resources on the planet. It uses space and water efficiently, has amazing carbon sequestering abilities and it does not need replanting. As a resource, its environment benefits are unquestionable. The Company has targeted the growing trend of consumers who are looking for products that environmentally friendly and renewable.

There is the likelihood that we may never be able to market bamboo t-shirt product that the Company would need to successfully complete and implement its plan of operation. If our company is not capable of building a market for its product, all funds that we spend on development will be lost.

Product

T-BAMM intends to sell Bamboo T-Shirts that are eco-friendly, with a material (bamboo) that is environmentally friendly and renewal.

Corporate History

The Company was incorporated by its president and sole director Mr. Harald Stobbe in the State of Nevada on February 19, 2015 and established a February fiscal year end.

Recent Developments

Capital Stock

The Company's capitalization is comprised of 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

During December 2015, the Company issued 18,750,000 shares of its common stock at $0.0002 ($0.04 pre-split) for $3,750 in cash.

On January 25, 2016, the founding shareholder returned 970,000,000 (4,850,000 pre-split) restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company.

On January 25, 2016, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the company on a basis of 200 new common shares for 1 old common share. All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 200:1 forward split have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted. The issued and outstanding common stock increased from 5,093,750 to 48,750,000

Industry Analysis/Competition

Market Analysis

As bamboo fabric is a relative brand new market there are no official sales figures. What we can do is look at patterns of and predictions for organic cotton, currently the main clothing target for ethical buyers. It is important to note that bamboo clothing has a higher performance than organic cotton. According to Bamboo Clothing; the 'ethically produced' clothing market, principally organic cotton, grows at a 30% per annum. Growth in the retail clothing sector is general maintained at 1-2%. A plethora of major brands and retail houses are beginning to recognize this growth area. These companies include Disney, Mothercare, Nike, Marks and Spencer. An ethical product that also enjoys multiple high-performance characteristic would expect to be a top future performer by any standard. This is bamboo.

According to Bamboo Clothing, bamboo has a unique combination of selling points. Bamboo fabric is durable, breathable, which is useful but not exceptions. Its incredible softness and natural luster are exceptional, similar to fine cashmere. Other qualities of bamboo according to Wikipedia in studies comparing it to cotton and polyester it is found that; bamboo is extremely resilient and durable as a fiber; it is found to have a higher breaking tenacity; better moisture wicking properties and better moisture absorption. In superseding these other fibers in these various areas, supporters of bamboo fiber products and goods tout it a more Eco-friendly than cotton and polyester.

According to 2012 U.S. Organic Industry Survey Overview Organic Trade Association, over a 9-year period the organic non-food segment grew 400% from $439 million to $2.2 billion, while the equivalent overall non-food market grew by 33%. The Outlook for the "natural segment" in (non-food) natural products industry worldwide is expected to average double-digit annual growth through 2016.

Competition

The Bamboo T-Shirt market is primarily a niche market dominated by small to medium companies. However there is a growing trend in this market and some of the larger outlets are beginning to carry bamboo fabric products. These companies include; Cariloha Bamboo, Natural Clothing Company, Rapanui Clothing Company, Tasc Performance, Bamboo Village and Bamboo clothing is also sold through Amazon.com.

The primary competitive edge of Fruit On Fire, Inc. will be the taste of our blend fruit and spice based proposed hot sauce product. There is the likelihood that we may never be able to market our niche hot sauce product that the Company would need to successfully complete and implement its plan of operation. If our company is not capable of building a market for its product, all funds that we spend on development will be lost.

Patent and Trademarks

We do no currently own any domestic or foreign patents relating to our proposed bamboo t-shirts.

Employees

As of February 29, 2016, other than its president, Mr. Harald Stobbe and its secretary Mr. Wichan Junlao the Company has no employees.

ITEM 1A. RISK FACTORS

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a "smaller reporting company" as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2. PROPERTIES

The Company does not own any real estate or other properties and has not entered into any long term lease or rental agreements for property.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or stockholder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was not quoted on any exchange or trading platform and therefore no data is available for the periods ended February 29, 2016 and February 28, 2015.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a "smaller reporting company" as defined in Rule 12b-2 of the Exchange Act.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in "Item 8. Financial Statements and Supplementary Data." In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See "Forward-Looking Statements." Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Business Overview

T-BAMM is a company that intends to be an on-line store specializing in T-Shirts for the entire family, manufactured from Bamboo. The Company's target market are consumers who are looking for eco-friendly and environmentally sustainable products. We intend to identify and distinguish ourselves by positioning our proposed product at very competitive pricing, targeting a broad base of consumers.

The Company has begun to implement its business model. A logo and web site is being developed; we have sourced our bamboo fabric and are in negotiation with a third-party manufacturer in Thailand to manufacture our bamboo t-shirts. We have also registered our web site domain; www.tbamm.com. T-BAMM has as of date of this Form 10-K has not generated any revenues we expect to have sales by the first quarter of 2017.

Plan of Operations

During the next 12 months, T-BAMM intends to continue its ongoing research to find and secure a Bamboo T-Shirt manufacturer within Thailand. We also intend to develop a unique logo and on-line presence for our proposed product. We will also source a third-party firms to ship out our product; set-up the company's website and begin to market our proposed product via the internet and social media. We have not yet commenced any sales or marketing activities.

Over the next 12 month period starting from the date of this 10-K, our company must raise capital to introduce its planned product and start sales. We intend to market our product through its planned web-based internet store. We have three planned phases to our operations over the next twelve months as of February 29, 2016. The Company requires is a minimum of $25,000 in proceeds, to implement its business plan.

In the first phase of our planned operations will be to source out potential manufacturer and supplier to establish a Bamboo based T-Shirt market. We were able to source a supplier and manufacturer in Thailand through the Company's secretary Mr. Wichan Junlao who is a resident of Thailand. We are in negotiations with contractors to develop our logo, label and develop our website. The estimated cost of logo development and website development is $4,000. The Company anticipates the first phase of our planned operations to be completed by the late fall of 2016.

The second phase of our planned operations, we intend to produce our product with inventory ready for marketing samples and for product sale. Estimate cost to purchase our initial inventory is $10,000. We will engage a Search Engine Optimization firm that will assist us, not only identifying to successfully market our product over the internet but to ensure a high presence and to achieve a high search engine ranking. The cost for On-line advertising and Search Engine Optimization ("SOE") our estimated annual cost for these services is $5,000. We expect to have the second phase completed by the end of 2016.

The third phase of our planned operations will be to launch our website and begin our sales and marketing campaign. We expect to have the third phase completed within the first quarter of 2017. With anticipate generating revenues within twelve months of this 10-K. Total estimated expenditures for the next twelve months are estimated to be $35,000.

We require additional financing to implement our Plan of Operation and sustain business operations. Currently, we do not have any arrangements for financing and we may be unable to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the Company's ability to attract customers. The Company may be unable to access to capital markets in the future or that financing, adequate to satisfy the cash requirements of implementing our business strategies, will be available on acceptable terms. The inability of the Company to gain access to capital markets or obtain acceptable financing could have a material adverse effect upon the results of its operations and upon its financial conditions.

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended February 29, 2016 and February 28, 2015, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A "going concern" opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Fiscal Year Ended February 29, 2016 compared to the period from February 19, 2015 (date of inception) to February 28, 2015

We did not earn any revenues from February 19, 2015 (inception) to February 29, 2016.

Expenses for the year ended February 29, 2016 totaled $19,176 consisting primarily of office and general expenses of $3,636 and professional fees of $15,540, resulting in a net loss of $19,176. Expenses for the period from February 19, 2015 (date of inception) to February 28, 2015 totaled $2,882 consisting primarily of office and general expenses of $1,102 and professional fees of $1,780, resulting in a net loss of $2,882. The increase in office and general expenses from fiscal 2015 to fiscal 2016 was primarily due to the increase expenses relating to filing fees. The increase in professional fees from fiscal 2015 to fiscal 2016 was due to the increase in accounting and legal fees activities during the period.

Capital Resources and Liquidity

Our auditor's report on our February 29, 2016 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our sole director maybe unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See "February 29, 2016 Audited Financial Statements – Auditors Report."

As of February 29, 2016, we had $7,671 of cash compared to $5,017 of cash as of February 28, 2015. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date the Company has incurred operating losses since inception of $22,058. As at February 29, 2016, the Company has a working capital deficit of $13,308.

The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We expect to incur marketing and professional and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. The Company intends to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

If we cannot raise additional funds, we will have to cease business operations. As a result, investors in the Company's common stock would lose all of their investment.

Off Balance Sheet Arrangements

There are no off-balance sheet arrangements currently contemplated by management or in place that are reasonably likely to have a current or future effect on the business, financial condition, changes in financial condition, revenue or expenses, result of operations, liquidity, capital expenditures and/or capital resources.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a "smaller reporting company" as defined in Rule 12b-2 of the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's audited consolidated financial statements for the fiscal years ended February 29, 2016 and February 28, 2015, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLCOSURES

There have been no changes in or disagreements with accountants regarding our accounting, financial disclosures or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of February 29, 2016.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of February 29, 2016 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal year ended February 29, 2016.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position

Harald Stobbe	57	President, Chief Executive Officer, Treasurer, Chief Financial Officer and Chairman of the Board of Directors

Wichan Junlao	39	Secretary

Mr. Stobbe has held his offices/positions since inception of our company. Mr. Junlao has held his position since December 4, 2015 and both are expected to hold their offices/positions at least until the next annual meeting of our stockholders.

Business Experience

Prior to January 2010, Harald Stobbe was Regional Manager for an International logistics company, Schenker Industrial Logistics, GmbH located in Kelsterbach, Germany. He also worked as Business Development and Project Manager for P&O, Wincanton, located in Mannheim, Germany and as Warehouse and Distribution Manager for Pharm-Allergan GmbH, Ettlingen, Germany. Since January 2010 Mr. Stobbe has been self-employed logistic specialist providing business services throughout, Europe, North and South America as well as Southeast Asia.

Mr. Stobbe obtained his Master of Business Administration, Economics and International Trade from Deutsche AuBenhandels – und Verkehrsacademy in Bremen Germany in 1981.

Mr. Wichan Junlao is a citizen and resident of Thailand. For the past 21 years he has owned and operated several businesses primarily in the food industry. Currently he owns and operates four restaurants in Thailand.

Director Independence

Our board of directors is currently composed of one member, Harald Stobbe, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exists which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director's business and personal activities and relationships as they may relate to us and our management.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings during the last ten years that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of any of our directors or executive officers.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with Mr. Stobbe or Mr. Junlao, other business interests and his involvement with T-BAMM

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

T-BAMM, has made no provisions for paying cash or non-cash compensation to its sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through February 29, 2016.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Harald Stobbe -	2015	-	-	-	-	-	0
President, Chief Executive Officer, Treasurer	2016	-	-	-	-	-	0

Wichan Junlao - Secretary	2016	-	-	-	-	-	0

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2016 or 2015. None of our executive officers received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the fiscal year ended February 29, 2016 and February 28, 2015 for T-BAMM

Employment Contracts

At this time, T-BAMM has not entered into any employment agreements with its sole officer and director. If there is sufficient cash flow available from our future operations, the company may enter into employment agreements with our sole officer and director or future key staff members.

Stock Awards Plan

The company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the "Committee"). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. T-BAMM may develop an incentive based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (February 19, 2015) through February 29, 2016.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Harald Stobbe	0	0	0	0	0	0	0

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors. We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of February 29, 2016.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of February 29, 2016 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors and Officers	No. of Shares	% of Class

Harald Stobbe
President, Chief Executive Officer, Treasure, Chief Financial Officer and Chairman of the Board of Directors; Kiefernst 1, 76327 Pfinztal, Germany	30,000,000	61.53%

All officers and directors as a group	30,000,000	61.53%

____________________

(1)	Based on 48,750,000 shares of common stock issued and outstanding as of February 29, 2016.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

On February 26, 2015, the Company issued 1,000,000,000 (5,000,000 pre-split) common shares at $0.000005 ($0.001 pre-split) per share to the sole director and President of the Company for cash proceeds of $5,000.

On January 25, 2016, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the company on a basis of 200 new common shares for 1 old common share. All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 200:1 forward split have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

On January 25, 2016, the founding shareholder returned 970,000,000 (4,850,000 pre-split) restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company.

Our president and sole director provides' office space at no charge to the Company in Pfinztal, Germany.

Harald Stobbe, the Company's President, advanced funds and had outstanding balances to T-BAMM $20,253 and $2,899 for the years ended February 29, 2016 and February 28, 2015 respectively. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

(1)     On January 25, 2016, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the company on a basis of 200 new common shares for 1 old common share. All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 200:1 forward split have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted. The issued and outstanding common stock increased from 5,093,750 to 48,750,000

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES. Fees paid to AuditorsAudit Fees

For the fiscal year ended February 29, 2016, audit fees were $9,500. For the period ended February 28, 2015, audit fees were $5,500.

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee's responsibilities to management.

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2016 and 2015 were pre-approved by our Board.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Please see the "Exhibit Index," which is incorporated herein by reference, following the signature page for a list of our exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T-BAMM

Date: May 31, 2016	By:	/s/ Harald Stobbe
Harald Stobbe
President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

Date: May 31, 2016	By:	/s/ Harald Stobbe
Harald Stobbe
President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [2]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

____________________

[1]	Incorporated by reference from the Company's S-1 filed with the Commission on April 30, 2015.

[2]	Incorporate by reference from the Company's S-1 filed with the Commission on April 30, 2015

*	Included in Exhibit 31.1

T-BAMM

FINANCIAL STATEMENTS

February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

T-Bamm

We have audited the accompanying balance sheets of T-Bamm ("the Company") as of February 29, 2016 and February 28, 2015, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended February 29, 2016, and the period from February 19, 2015 (date of inception) to February 28, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of T-Bamm as of February 29, 2016 and February 28, 2015, and the results of its operations and cash flows for the year ended February 29, 2016 and the period from February 19, 2015 (date of inception) to February 28, 2015, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated no revenues from its business operations, has incurred operating losses since inception and will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

May 31, 2016

T-BAMM

BALANCE SHEETS

	February 29, 2016	February 28, 2015

ASSETS
ASSETS
Cash	$7,671	$5,017

TOTAL ASSETS	$7,671	$5,017

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Due to related party	20,253	2,899
Accounts payable	726	-

TOTAL LIABILITIES	20,979	2,899

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock Authorized 75,000,000 shares of common stock, $0.001 par value Issued and outstanding 48,750,000 and 1,000,000,000 shares of common stock (Refer Note 3)	48,750	1,000,000
Additional paid-in-capital	(40,000)	(995,000)
Accumulated deficit	(22,058)	(2,882)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(13,308)	2,118

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,671	$5,017

The accompanying notes are an integral part of these financial statements.

T-BAMM

STATEMENTS OF OPERATIONS

	Year ended February 29, 2016	For the period from inception (February 19, 2015) to February 28, 2015

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	$19,176	$2,882

TOTAL OPERATING EXPENSES	(19,176)	(2,882)

NET LOSS	(19,176)	(2,882)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	910,440,822	300,000,000

The accompanying notes are an integral part of these financial statements.

T-BAMM

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM FEBRUARY 19, 2015 (INCEPTION) TO FEBRUARY 29, 2016

	Common Stock		Additional	Accumulated
	Number of shares	Amount	Paid-in Capital	Deficit	Total

Balance, February 19, 2015 (inception)	-	-	-	-	-

Common shares issued for cash – at $0.000005 per share, February 26, 2015	1,000,000,000	$1,000,000	$(995,000)	$-	$5,000

Net loss for the period ended February 28, 2015	-	-	-	(2,882)	(2,882)

Balance, February 28, 2015	1,000,000,000	1,000,000	(995,000)	(2,882)	2,118

Common shares issued for cash - at $0.0002 per share, December 22, 2015	18,750,000	18,750	(15,000)	-	3,750

Shares cancelled - January 25, 2016	(970,000,000)	(970,000)	970,000	-	-

Net loss for the period ended February 29, 2016	-	-	-	(19,176)	(19,176)

Balance, February 29, 2016	48,750,000	$48,750	$(40,000)	$(22,058)	$(13,308)

The accompanying notes are an integral part of these financial statements.

T-BAMM

STATEMENTS OF CASH FLOWS

	Year ended February 29, 2016	Year ended February 28, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(19,176)	(2,882)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid by related party	2,700	2,879
Changes in operating assets and liabilities
Accounts payables and accrued liabilities	726	-

NET CASH USED IN OPERATING ACTIVITIES	(15,750)	(3)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	14,654	20
Proceeds from sale of common stock	3,750	5,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	18,404	5,020

NET INCREASE IN CASH	2,654	5,017

CASH, BEGINNING OF PERIOD	5,017	-

CASH, END OF PERIOD	$7,671	$5,017

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	-
Income taxes	$-	-

The accompanying notes are an integral part of these financial statements.

T-BAMM

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2016

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

T-Bamm was incorporated in the State of Nevada as a for-profit Company on February 19, 2015 and established a fiscal year end of February 28. The Company is organized to sell Bamboo T-Shirts over the internet.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $22,058. As at February 29, 2016, the Company has a working capital deficit of $13,308. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of February 29, 2016, the Company has issued 1,000,000,000 founders shares at $0.000005 per share for net proceeds of $5,000 to the Company and private placements of 18,750,000 common shares at $0.0002 per share for net proceeds of $3,750. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of the Company. These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

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

Loss per Common Share

The basic earnings (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of February 29, 2016, and February 28, 2015, there were no common stock equivalents outstanding.

T-BAMM

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2016

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at February 29, 2016 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – COMMON STOCK

The Company's capitalization is comprised of 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On February 26, 2015, the Company issued 1,000,000,000 common shares at $0.000005 ($0.001 pre-split) per share to the sole director and President of the Company for cash proceeds of $5,000.

During December 2015, the Company issued 18,750,000 shares of its common stock at $0.0002 ($0.04 pre-split) for $3,750 in cash.

On January 25, 2016, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the company on a basis of 200 new common shares for 1 old common shares. All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 200:1 forward split have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

On January 25, 2016, the founding shareholder returned 970,000,000 (4,850,000 pre-split) restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended February 29, 2016, the Company received cash advances from its CEO of $14,654. Additionally, the CEO paid expenses of $2,700 on behalf of the Company. As of February 29, 2016, the total amount owing to the CEO from the Company is $20,253. The amounts due to the related party are unsecured, and non- interest bearing, with no set terms of repayment.

T-BAMM

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2016

NOTE 5 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

	February 29, 2016	February 28, 2015

Net loss before income taxes per financial statements	$(19,176)	$(2,882)

Income tax rate	34%	34%
Income tax recovery	(6,520)	(980)
Non-deductible	--	--
Valuation allowance change	6,520	980

Provision for income taxes	$–	$–

The significant component of deferred income tax assets at February 29, 2016 and February 28, 2015, is as follows:

	February 29, 2016	February 28, 2015

Net operating loss carry-forward	$7,500	$980
Valuation allowance	(7,500)	(980)

Net deferred income tax asset	$–	$–

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

As of February 29, 2016 and February 28, 2015 the Company has no unrecognized income tax benefits. The Company's policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended February 29, 2016 and February 28, 2015 and no interest or penalties have been accrued as of February 29, 2016 and February 28, 2015. As of February 29, 2016 and February 28, 2015, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2015 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

