Form 10-Q
period 2016-11-30
T-BAMM
filed 2017-01-13
CIK 1639234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

Commission File Number 333-203754

T-BAMM
(Exact name of registrant as specified in its charter)

Nevada	47-3176820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Kiefernst. 1, 76327 Pfinztal, Germany

(Address of principal executive offices) (Zip Code)

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

As of January 12, 2017, there were 48,750,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

T-BAMM

FINANCIAL STATEMENTS

November 30, 2016

T-BAMM

CONDENSED BALANCE SHEETS

	November 30, 2016	February 29, 2016
	(Unaudited)
ASSETS

ASSETS
Cash	$223	$7,671

TOTAL ASSETS	$223	$7,671

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Due to related party	44,553	20,253
Accounts payable	-	726

TOTAL LIABILITIES	44,553	20,979

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock
Authorized 75,000,000 shares of common stock, $0.001 par value Issued and outstanding 48,750,000 and 48,750,000 shares of common stock (Refer Note 3)	48,750	48,750
Additional paid-in-capital	(40,000)	(40,000)
Accumulated deficit	(53,080)	(22,058)

TOTAL STOCKHOLDERS’ DEFICIT	(44,330)	(13,308)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$223	$7,671

The accompanying notes are an integral part of these condensed financial statements.

T-BAMM

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended November 30, 2016	Three months ended November 30, 2015	Nine months ended November 30, 2016	Nine months ended November 30, 2015

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	$2,175	$3,312	$31,022	$15,073

TOTAL OPERATING EXPENSES	(2,175)	(3,312)	(31,022)	(15,073)

NET LOSS	(2,175)	(3,312)	(31,022)	(15,073)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	48,750,000	1,000,000,000	48,750,000	1,000,000,000

The accompanying notes are an integral part of these condensed financial statements.

T-BAMM

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended November 30, 2016	Nine months ended November 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(31,022)	$(15,073)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid by related party	1,500	2,500
Changes in operating assets and liabilities
Accounts payable	(726)	669

NET CASH USED IN OPERATING ACTIVITIES	(30,248)	(11,904)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	22,800	6,930
Proceeds from sale of common stock	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,800	6,930

NET INCREASE IN CASH	(7,448)	(4,974)

CASH, BEGINNING OF PERIOD	7,671	5,017

CASH, END OF PERIOD	$223	$43

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

T-BAMM

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2016 Unaudited

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

T-Bamm was incorporated in the State of Nevada as a for-profit Company on February 19, 2015 and established a fiscal year end of February 28. The Company is organized to sell Bamboo T-Shirts over the internet.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $53,080. As at November 30, 2016, the Company has a working capital deficit of $44,330. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of November 30, 2016, the Company has issued 1,000,000,000 founders shares at $0.000005 per share for net proceeds of $5,000 to the Company and private placements of 18,750,000 common shares at $0.0002 per share for net proceeds of $3,750. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended February 29, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended November 30, 2016 are not necessarily indicative of the results that may be expected for the year ending February 28, 2017.

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

Loss per Common Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of November 30, 2016, and November 30, 2015, there were no common stock equivalents outstanding.

T-BAMM

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2016 Unaudited

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at November 30, 2016 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period ended November 30, 2016, the Company received cash advances from its CEO of $22,800. Additionally, the CEO paid expenses of $1,500 on behalf of the Company. As of November 30, 2016, the total amount owing to the CEO from the Company is $44,553. The amounts due to the related party are unsecured, and non- interest bearing, with no set terms of repayment.

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

Results of Operations

For the three month period ended November 30, 2016 and November 30, 2015 we had no revenue. Expenses for the three month period ended November 30, 2016 totaled $2,175 resulting in a Net Loss of $2,175. The Net Loss for the three month period ended November 30, 2016 is a result of General and Administrative expense of $2,175 comprised primarily of professional fees and Filing fees. Expenses for the comparative three month period ended November 30, 2015 totaled $3,312 resulting in a Net Loss of $3,312. The Net Loss for the three month period ended November 30, 2015 is a result of General and Administrative expenses of $3,312 comprised primarily of professional fees and filing fees.

For the nine month period ended November 30, 2016 and November 30, 2015 we had no revenue. Expenses for the nine month period ended November 30, 2016 totaled $31,022 resulting in a Net Loss of $31,022. The Net Loss for the nine month period ended November 30, 2016 is a result of General and Administrative expense of $31,022 comprised primarily of professional fees, consulting expenses, filing fees and transfer agent expenses. Expenses for the comparative nine month period ended November 30, 2015 totaled $15,073 resulting in a Net Loss of $15,073. The Net Loss for the nine month period ended November 30, 2015 is a result of General and Administrative expenses of $15,073 comprised primarily of professional fees and filing fees. The increase in expenses for the nine months ended November 30, 2016 compared to the nine months ended November 30, 2016 is primarily due to increase consulting expenses of $14,000 and transfer agent fees of $1,983.

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

As of November 30, 2016, we had $223 in cash as compared to $7,671 in cash at February 29, 2016. Total liabilities for the period ended November 30, 2016 were $44,553 compared to $20,979 in total liabilities at February 29, 2016. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of November 30, 2016 the Company owed $44,553 (February 29, 2016 $20,253) to its Chief Executive Officer. During the nine month period ended November 30, 2016 and 2015 the Company received advances of $24,300 and $9,430 respectively. All amounts due to the related party are unsecured, non-interest bearing and have not set terms of repayment.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of November 30, 2016, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

T-BAMM (Registrant)

Date: January 12, 2017	By:	/s/ Harald Stobbe
Harald Stobbe
President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer

