Form 10-K
period 2017-02-28
T-BAMM
filed 2017-06-09
CIK 1639234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ___________ to _________

Commission File No. 333-203754

T-BAMM
(Exact name of registrant as specified in its charter)

Nevada	47-3176820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16th Floor, Building #2, No.1250, Zhongshan North 1st Road, Hongkou District, Shanghai City, China

(Address of principal executive offices, Zip Code)

(888) 297-9207

 (Registrant’s telephone number, including area code)

Kiefernst 1, 76327, Pfinztal, Germany

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of June 9, 2017 the Company has 48,750,000 shares of common stock issued and outstanding

T-BAMM

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “T-BAMM.”, “we,” “us,” “our,” “our Company,”

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

PART I

ITEM 1. BUSINESS

Business Overview

T-BAMM is a company that intends to be an on-line store specializing in T-Shirts for the entire family, manufactured from Bamboo. The Company’s target market are consumers who are looking for eco-friendly and environmentally sustainable products. We intend to identify and distinguish ourselves by positioning our proposed product at very competitive pricing, targeting a broad base of consumers.

The Company has begun to implement its business model. A logo and website has been developed; we have sourced our bamboo t-shirt manufacturer and we have launched our website www.tbamm.com. We have also registered our website domain; www.tbamm.com. T-BAMM has as of date of this Form 10-K has not generated any revenues we expect to have sales by the third quarter of 2017.

Our independent registered public accountant has issued an audit opinion which includes statement expressing substantial doubt as to our ability to continue as a going concern. Accordingly, there will be illiquidity of any future trading market until the Company begins to generate revenues.

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

Product

T-BAMM intends to sell Bamboo T-Shirts that are eco-friendly, with a material (bamboo) that is environmentally friendly and renewal. Our website is www.tbamm.com.

Corporate History

The Company was incorporated by its former president Mr. Harald Stobbe on February 19, 2015 and established a February fiscal year end. On March 1, 2017 Mr. Jack Chen was appointed as a director of the Company; and on June 2, 2017 Mr. Chen was appointed president, secretary and treasurer of the Company.

Recent Developments

Capital Stock

The Company’s capitalization is comprised of 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

During December 2015, the Company issued 18,750,000 shares of its common stock at $0.0002 for $3,750 in cash.

On January 25, 2016, the founding shareholder returned 970,000,000 (4,850,000 pre-split) restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company.

On January 25, 2016, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the company on a basis of 200 new common shares for 1 old common share. All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 200:1 forward split have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted. The issued and outstanding common stock increased from 5,093,750 to 48,750,000.

On March 1, 2017 Mr. Jack Chen acquired from Mr. Harald Stobbe 30,000,000 shares of the Company's common stock (refer to 8-K filing dated March 1, 2017 and filed on March 23, 2017).

Industry Analysis/Competition

Market Analysis

As bamboo fabric is a relative brand new market there are no official sales figures. What we can do is look at patterns of and predictions for organic cotton, currently the main clothing target for ethical buyers. It is important to note that bamboo clothing has a higher performance than organic cotton. According to Bamboo Clothing; the ‘ethically produced’ clothing market, principally organic cotton, grows at a 30% per annum. Growth in the retail clothing sector is general maintained at 1-2%. A plethora of major brands and retail houses are beginning to recognize this growth area. These companies include Disney, Mothercare, Nike, Marks and Spencer. An ethical product that also enjoys multiple high-performance characteristic would expect to be a top future performer by any standard. This is bamboo.

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

According to 2012 U.S. Organic Industry Survey Overview Organic Trade Association, over a 9-year period the organic non-food segment grew 400% from $439 million to $2.2 billion, while the equivalent overall non-food market grew by 33%. The Outlook for the “natural segment” in (non-food) natural products industry worldwide is expected to average double-digit annual growth through 2016.

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

Employees

As of February 28, 2017, other than its former-president, Mr. Harald Stobbe and its secretary Mr. Wichan Junlao the Company has no employees. On June 2, 2017 Mr. Jack Chen became president, secretary and treasurer of the Company and Mr. Stobbe and Mr. Junlao resigned as officers of the Company.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was quoted on the OTCCBB trading platform and therefore no data is available for the periods ended February 28, 2017 and February 29, 2016.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Business Overview

T-BAMM is a company that intends to be an on-line store specializing in T-Shirts for the entire family, manufactured from Bamboo. The Company’s target market are consumers who are looking for eco-friendly and environmentally sustainable products. We intend to identify and distinguish ourselves by positioning our proposed product at very competitive pricing, targeting a broad base of consumers.

The Company has begun to implement its business model. A logo and website has been developed; we have sourced our bamboo T-Shirt manufacturer. We have also registered our website domain; www.tbamm.com. T-BAMM has as of date of this Form 10-K has not generated any revenues we expect to have sales by the third quarter of 2017.

Plan of Operations

During the next 12 months, T-BAMM has secured a Bamboo T-Shirt supplier. We have developed a unique logo and on-line presence for our proposed product. We have sourced a third-party firms to ship out our product; set-up the company’s website (www.tbamm.com) and have begun to market our product via the internet and social media. We have commenced with marketing activities.

Over the next 12 month period starting from the date of this 10-K, our company must raise capital to introduce its planned product and start sales. We intend to market our product through its planned web-based internet store. We have three planned phases to our operations over the next twelve months as of February 28, 2017. The business activities and related expenses in each phase will be affected by the proceeds from the sales of shares in this offering received by the Company as discussed below. The Company requires is a minimum of $25,000 in proceeds, to continue to implement its business plan.

In the first phase of our planned operations will be to source out potential manufacturer and supplier to establish a Bamboo based T-Shirt market. We were able to source a supplier in North America. We have also designed the corporate logo, developed and launched the Company’s website, www.tbamm.com.

The second phase of our planned operations, is to begin marketing and launching our product. We will engage a Search Engine Optimization firm that will assist us, not only identifying to successfully market our product over the internet but to ensure a high presence and to achieve a high search engine ranking. The cost for On-line advertising and Search Engine Optimization (“SOE”) our estimated annual cost for these services is $15,000. We expect to have the second phase completed by the end of summer of 2017.

We require additional financing to implement our Plan of Operation and sustain business operations. Currently, we do not have any arrangements for financing and we may be unable to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the Company’s ability to attract customers. The Company may be unable to access to capital markets in the future or that financing, adequate to satisfy the cash requirements of implementing our business strategies, will be available on acceptable terms. The inability of the Company to gain access to capital markets or obtain acceptable financing could have a material adverse effect upon the results of its operations and upon its financial conditions.

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended February 28, 2017 and February 29, 2016, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Fiscal Year Ended February 28, 2017 compared to the Fiscal Year Ended February 29, 2016

We did not earn any revenues from February 19, 2015 (inception) to February 28, 2017.

During the fiscal year ended February 28, 2017 we incurred operating expenses of $37,218 comprised of office and general expenses of $$9,118, professional fees in the amount of $14,100 and consulting fees in the amount of $14,000 resulting in a net loss of $37,218 as compared to operating expenses of $19,176 for the fiscal year ended February 29, 2016 comprised of office and general expenses of $3,636 and professional fees of $15,540 resulting in a net loss of $19,176. The increase in expenses between fiscal 2017 and 2016 was due to an increase in consulting fees and an increase in office and general expenses, comprised primarily of increases in transfer agent fees and website expenses.

Capital Resources and Liquidity

Our auditor’s report on our February 28, 2017 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our sole director maybe unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “February 28, 2017 Audited Financial Statements – Auditors Report.”

As of February 28, 2017, we had $140 of cash compared to $7,671 of cash as of February 29, 2016. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date the Company has incurred operating losses since inception of $59,276. As at February 28, 2017, the Company has a working capital deficit of $50,526.

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

If we cannot raise additional funds, we will have to cease business operations. As a result, investors in the Company’s common stock would lose all of their investment.

Off Balance Sheet Arrangements

There are no off-balance sheet arrangements currently contemplated by management or in place that are reasonably likely to have a current or future effect on the business, financial condition, changes in financial condition, revenue or expenses, result of operations, liquidity, capital expenditures and/or capital resources.

Critical Accounting Policies

Fair Value of Financial Instruments

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short term maturities.

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at February 28, 2017 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's audited consolidated financial statements for the fiscal years ended February 28, 2017 and February 29, 2016, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLCOSURES

There have been no changes in or disagreements with accountants regarding our accounting, financial disclosures or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of February 28, 2017.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of February 28, 2017 and communicated the matters to our management.

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

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal year ended February 28, 2017. There was a change in management on June 2, 2017 whereby the former officers of the T-Bamm resigned and Mr. Jack Chen became the sole officer of the Company. In addition on March 1, 2017 Mr. Chan became the sole director of the Company.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Jack Chen	54	President, Chief Executive Officer, Treasurer, Chief Financial Officer and Chairman of the Board of Directors

Mr. Jack Chen assumed position of sole director of the Company on March 1, 2017 and the sole officer of the Company on June 2, 2017. Mr. Stobbe has held his offices/positions since inception of our company. Mr. Junlao has held his position since December 4, 2015. Both resigned their positions as officers of the Company on June 2, 2017.

Business Experience

Jack Chen is 54 years old. From 1991 to 1999, Mr. Chen was president of Chain Telecom. In 2000, Mr. Chen joined Cellstar China, as vice president. Currently, Mr. Chen owns 15 retail service facilities for China Mobil in Shanhai, China. We believe that because of his business experience and relationships in China, Mr. Chen will be valuable to our operations.

As Mr. Chen possesses excellent experience in business matters, including related financial knowledge, we have determined it is in our best interest to appoint Mr. Chen as a member of our Board of Directors.

Mr. Chen has never been a director of a public company. Moreover, Mr. Chen has never been involved in any legal or regulatory proceedings during the last 10 years.

Director Independence

Our board of directors is currently composed of one member, Jack Chen, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exists which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings during the last ten years that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of any of our directors or executive officers.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with Mr. Jack Chen, other business interests and his involvement with T-BAMM.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

T-BAMM, has made no provisions for paying cash or non-cash compensation to its sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through February 28, 2017.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Harald Stobbe -	2015	-	-	-	-	-	0
Former -President, Chief Executive Officer, Treasurer	2016	-	-	-	-	-	0
Harald Stobbe	2017	-	-	-	-	-	0
Wichan Junlao – former Secretary	2016	-	-	-	-	-	0
Wichan Junlao	2015	-	-		-	-	0
*Jack Chen- President, Secretary, CEO, Treasurer	2017	-	-	-	-	-	0

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2017 or 2016. None of our executive officers received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the fiscal year ended February 28, 2017, February 29, 2016 and February 28, 2015 for T-BAMM.

*Mr. Jack Chen became President, CEO, Secretary and Treasurer of the Company on June 2, 2017. Mr. Stobbe and Mr. Junlao resigned as officers of the Company on June 2, 2017.

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

Director Compensation

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. T-BAMM may develop an incentive based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (February 19, 2015) through February 28, 2017.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
*Harald Stobbe	0	0	0	0	0	0	0
*Jack Chen	0	0	0	0	0	0	0

*On March 1, 2017 our Board of Directors appointed Mr. Jack Chen as a member of our Board of Directors. Mr. Harald Stobbe subsequently resigned as a Director of the Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of February 28, 2017.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of February 28, 2017 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors and Officers	No. of Shares	% of Class
Jack Chen	30,000,000	61.53%
President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and Chairman of the Board of Directors; Room 701, No 13 Lane 51 Shangzhong RD., Shanghai City, China

All officers and directors as a group	30,000,000	61.53%

____________

(1)	Based on 48,750,000 shares of common stock issued and outstanding as of February 28, 2017.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

On February 26, 2015, the Company issued 1,000,000,000 (5,000,000 pre-split) common shares at $0.000005 ($0.001 pre-split) per share to the former sole director and President of the Company (Harald Stobbe) for cash proceeds of $5,000.

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

Harald Stobbe, the Company’s former President, advanced funds and had outstanding balances to T-BAMM $50,313 and $20,253 for the years ended February 29, 2016 and February 28, 2015 respectively. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

On January 25, 2016, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the company on a basis of 200 new common shares for 1 old common share. All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 200:1 forward split have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted. The issued and outstanding common stock increased from 5,093,750 to 48,750,000

On March 1, 2017 Mr. Jack Chen acquired from Mr. Harald Stobbe 30,000,000 shares of the Company's common stock (refer to 8-K filing dated March 1, 2017 and filed on March 23, 2017).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

For the fiscal year ended February 28, 2017, audit fees were $9,500. For the period ended February 29, 2016, audit fees were $9,500.

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2017 and 2016 were pre-approved by our Board.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T-BAMM

Dated: June 9, 2017	By:	/s/ Jack Chen
Jack Chen
President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Dated: June 9, 2017	By:	/s/ Jack Chen
Jack Chen
President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [2]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

________

[1] Incorporated by reference from the Company’s S-1 filed with the Commission on April 30, 2015.

[2] Incorporate by reference from the Company’s S-1 filed with the Commission on April 30, 2015

* Included in Exhibit 31.1

** Included in Exhibit 32.1

T-BAMM

FINANCIAL STATEMENTS

February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

T-Bamm

We have audited the accompanying balance sheets of T-Bamm as of February 28, 2017 and February 29, 2016, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended February 28, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of T-Bamm as of February 28, 2017 and February 29, 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses since inception and has an accumulated deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

June 9, 2017

T-BAMM

BALANCE SHEETS

	February 28, 2017	February 29, 2016

ASSETS

ASSETS
Cash	$140	$7,671

TOTAL ASSETS	$140	$7,671

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Accounts payable	353	726
Due to related parties	50,313	20,253

TOTAL LIABILITIES	50,666	20,979

COMMITMENTS AND CONTINGENCIES		-
STOCKHOLDERS’ DEFICIT
Common stock
Authorized 75,000,000 shares of common stock, $0.001 par value Issued and outstanding 48,750,000 and 48,750,000 shares of common stock (Refer Note 3)	48,750	48,750
Additional paid-in-capital	(40,000)	(40,000)
Accumulated deficit	(59,276)	(22,058)

TOTAL STOCKHOLDERS’ DEFICIT	(50,526)	(13,308)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$140	$7,671

The accompanying notes are an integral part of these financial statements.

F-3

T-BAMM

STATEMENTS OF OPERATIONS

	Year ended February 28, 2017	Year ended February 29, 2016

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	$37,218	$19,176

TOTAL OPERATING EXPENSES	(37,218)	(19,176)

NET LOSS	(37,218)	(19,176)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	48,750,000	910,440,882

The accompanying notes are an integral part of these financial statements.

T-BAMM

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, February 28, 2015	1,000,000,000	1,000,000	(995,000)	(2,882)	2,118

Common shares issued for cash - at $0.0002 per share, December 22, 2015	18,750,000	18,750	(15,000)	-	3,750

Shares cancelled - at $0.00000001 per share, January 25, 2016	(970,000,000)	(970,000)	970,000	-	-

Net loss for the period ended February 29, 2016	-	-	-	(19,176)	(19,176)

Balance, February 29, 2016	48,750,000	48,750	(40,000)	(22,058)	(13,308)

Net loss for the period ended February 28, 2017	-	-	-	(37,218)	(37,218)

Balance, February 28, 2017	48,750,000	$48,750	$(40,000)	$(59,276)	$(50,526)

The accompanying notes are an integral part of these financial statements.

T-BAMM

STATEMENTS OF CASH FLOWS

	Year ended February 28, 2017	Year ended February 29, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(37,218)	$(19,176)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid by related party	4,260	2,700
Changes in operating assets and liabilities
Accounts payables and accrued liabilities	(373)	726

NET CASH USED IN OPERATING ACTIVITIES	(33,331)	(15,750)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	25,800	14,654
Proceeds from sale of common stock	-	3,750

NET CASH PROVIDED BY FINANCING ACTIVITIES	25,800	18,404

NET CHANGE IN CASH	(7,531)	2,654

CASH, BEGINNING OF PERIOD	7,671	5,017

CASH, END OF PERIOD	$140	$7,671

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

T-BAMM

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2017

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

T-Bamm was incorporated in the State of Nevada as a for-profit Company on February 19, 2015 and established a fiscal year end of February 28. The Company is organized to sell Bamboo T-Shirts over the internet.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $59,276. As at February 28, 2017, the Company has a working capital deficit of $50,526. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of February 28, 2017, the Company has issued 1,000,000,000 founders shares at $0.000005 per share for net proceeds of $5,000 to the Company and private placements of 18,750,000 common shares at $0.0002 per share for net proceeds of $3,750. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders’ equity and cash flows of the Company. These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

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

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share are the same as basic loss per share due to the lack of dilutive items in the Company. As of February 28, 2017, and February 29, 2016, there were no common stock equivalents outstanding.

T-BAMM

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2017

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at February 28, 2017 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended February 28, 2017, the Company received cash advances from its CEO of $25,800. Additionally, the CEO paid expenses of $4,260 on behalf of the Company. As of February 28, 2017, the total amount owing to the CEO from the Company is $50,313. The amounts due to the related party are unsecured, and non- interest bearing, with no set terms of repayment.

T-BAMM

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2017

NOTE 5 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	February 28, 2017	February 29, 2016

Net loss before income taxes per financial statements	$(37,218)	$(19,176)

Income tax rate	34%	34%
Income tax recovery	(12,654)	(6,520)
Non-deductible	--	--
Valuation allowance change	12,654	6,520

Provision for income taxes	$–	$–

The significant component of deferred income tax assets at February 28, 2017 and February 29, 2016, is as follows:

	February 28, 2017	February 29, 2016
Net operating loss carry-forward	$20,154	$7,500
Valuation allowance	(20,154)	(7,500)

Net deferred income tax asset	$–	$–

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

As of February 28, 2017 and February 29, 2016 the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended February 28, 2017 and February 29, 2016 and no interest or penalties have been accrued as of February 28, 2017 and February 29, 2016. As of February 28, 2017 and February 29, 2016, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2015 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

Due to a subsequent change in control, certain losses may not be available for carryforward under Section 382 of the Internal Revenue Code.

