Form 10-Q
period 2017-08-31
T-BAMM
filed 2017-10-23
CIK 1639234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

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

As of October 23, 2017, there were 48,750,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

T-BAMM

FINANCIAL STATEMENTS

AUGUST 31, 2017

3

T-BAMM

CONDENSED BALANCE SHEETS

	August 31,	February 28,
	2017	2017
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$-	$140
Total Assets	-	140

LIABILITIES AND (Deficit)
Current Liabilities
Accounts payable	11,479	353
Due to related parties	9,023	50,313
Total Current Liabilities	20,502	50,666

Total Liabilities	20,502	50,666

Stockholder's (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized
48,750,000 shares issued and outstanding at August 31, 2017 and February 28, 2017	48,750	48,750
Additional paid-in capital	10,663	(40,000)
Accumulated deficit	(79,915)	(59,276)
Total Liabilities and Stockholder's (Deficit)	(20,502)	(50,526)

	$-	$140

The accompanying notes are an integral part of these condensed financial statements.

T-BAMM

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended August 31, 2017	Three months ended August 31, 2016	Six months ended August 31, 2017	Six months ended August 31, 2016

Sales, net	$-	$-	$-	$-

General and administrative expenses	9,858	14,690	20,639	(28,847)
Loss from operations	(9,858)	(14,690)	(20,639)	(28,847)

Loss before income taxes	(9,858)	(14,690)	(20,639)	(28,847)
Provision for income taxes expense	-	-	-	-
Net loss	$(9,858)	$(14,690)	$(20,639)	$(28,847)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	48,750,000	48,750,000	48,750,000	48,750,000

The accompanying notes are an integral part of these condensed financial statements.

T-BAMM

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended August 31,
	2017	2016
Cash flows from operating activities
Net loss	$(20,639)	$(28,847)
Changes in assets and liabilities:
Increase (decrease) in accounts payable	11,126	(552)
Increase in due to related parties	9,373	21,800
Net cash used in operating activities	(140)	(27,899)

Net decrease in cash and cash equivalents	(140)	(7,599)

Cash and cash equivalents
Beginning	140	7,671
Ending	$-	$72

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	$-	$-
Interest expense	$-	$-

Non-cash financing and investing activities
Related party debt forgiven	$50,663	$-

The accompanying notes are an integral part of these condensed financial statements.

T-BAMM CONDENSED NOTES TO FINANCIAL STATEMENTS AUGUST 31, 2017 (UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

T-Bamm was incorporated in the State of Nevada as a for-profit Company on February 19, 2015 and established a fiscal year end of February 28. The Company is organized to sell Bamboo T-Shirts over the internet.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $79,915. As of August 31, 2017 and February 28, 2017, the Company has a working capital deficit of $20,502 and $50,526, respectively. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of August 31, 2017, the Company has issued 30,000,000 founders shares at $0.000005 per share for net proceeds of $5,000 to the Company and private placements of 18,750,000 common shares at $0.0002 per share for net proceeds of $3,750. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by generally accepted accounting principles of the United States of America for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended February 28, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended August 31, 2017 are not necessarily indicative of the results that may be expected for the year ending February 28, 2018.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short term maturities.

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share are the same as basic loss per share due to the lack of dilutive items in the Company. For the six months ended August 31, 2017 and 2016, there were no common stock equivalents issued or outstanding.

T-BAMM CONDENSED NOTES TO FINANCIAL STATEMENTS AUGUST 31, 2017 (UNAUDITED)

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at August 31, 2017 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

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

Subsequent Event

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of August 31, 2017 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

NOTE 3 – COMMON STOCK

The Company’s capitalization is comprised of 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On February 26, 2015, the Company issued 1,000,000,000 common shares at $0.000005 ($0.001 pre-split) per share to the sole director and President of the Company for cash proceeds of $5,000.

T-BAMM CONDENSED NOTES TO FINANCIAL STATEMENTS AUGUST 31, 2017 (UNAUDITED)

NOTE 3 – COMMON STOCK (continued)

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended August 31, 2017, the Company received cash advances of $350 from its former CEO for working capital purpose. As of May 31, 2017, the total amount owing to the former CEO was $50,663. The amounts due to the related party are unsecured, and non-interest bearing, with no set terms of repayment. On May 31, 2017, the former CEO of the Company forgave all the related party loan to the Company. This is reflected an increase in Additional-Paid-In-Capital in the financial statements.

During the six months ended August 31, 2017, the Company received cash advances in an aggregate of $9,023 from a shareholder of the Company for working capital purpose. As of August 31, 2017, the total amount owing to the shareholder of the Company was $9,023. The outstanding balances due to the related parties are unsecured, and non-interest bearing, with no set terms of repayment.

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

Results of Operations

For the three month period ended August 31, 2017 and August 31, 2016, we had no revenue. Expenses for the three months ended August 31, 2017 totaled $9,858 resulting in a Net Loss of $9,858. The Net Loss for the three months ended August 31, 2017 was a result of General and Administrative expense of $9,858 comprised primarily of professional fees, filing fees, and transfer agent expenses. Expenses for the comparative three months ended August 31, 2016 totaled $14,690, resulting in a Net Loss of $14,690. The Net Loss for the three months ended August 31, 2016 was a result of General and Administrative expenses of $14,690 comprised primarily of professional fees, filing fees, and transfer agent expenses. The decrease in expenses between the three month periods August 31, 2017 and 2016 was mainly attributable to a decrease in professional fees.

For the six month period ended August 31, 2017 and August 31, 2016, we had no revenue. Expenses for the six months ended August 31, 2017 totaled $20,639 resulting in a Net Loss of $20,639. The Net Loss for the six months ended August 31, 2017 was a result of General and Administrative expense of $20,639 comprised primarily of professional fees, filing fees, and transfer agent expenses. Expenses for the comparative six months ended August 31, 2016 totaled $28,847, resulting in a Net Loss of $28,847. The Net Loss for the six months ended August 31, 2017 was a result of General and Administrative expenses of $28,847 comprised primarily of professional fees, filing fees and transfer agent expenses. The decrease in expenses between the six month periods ending August 31, 2017 and 2016 was primarily due to a decrease in professional fees.

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

As of August 31, 2017, we had $0 in cash as compared to $140 in cash at February 28, 2017. As of August 31, 2017, we had working capital deficit of $20,502 as compared to working capital deficit of $50,526 as of February 28, 2017. The decrease in working capital deficiency was mainly due to the debt forgiven of $50,663 from our former CEO. This is reflected in the financial statements as a credit to Additional-Paid-In-Capital. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status.

4

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of August 31, 2017, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

5

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mining Safety Disclosures.

None

Item 5. Other Information.

On July 10, 2017 the Board of Directors of the Company approved the changing of the Company’s auditor’s to KCCW Accounting Corp.

6

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	Interactive data files pursuant to Rule 405 of Regulation S-T

_______

* Included in Exhibit 31.1

** Included in Exhibit 32.1

7

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-BAMM
(Registrant)

Date: October 23, 2017	By:	/s/ Jack Chen
Jack Chen
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

8