Form 10-K
period 2018-02-28
China VTV Ltd
filed 2018-06-13
CIK 1639234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from _____________ to _____________

Commission File No. 333-203754

CHINA VTV LIMITED
(Exact name of registrant as specified in its charter)

Nevada	47-3176820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1250, Zhongshan North 1st Road, Building 2, 16th Floor, Hongkou District Shanghai City, China 200437
(Address of principal executive offices, Zip Code)

+86 021 31839888

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒ Yes     ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes     ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0.001 per share

(APPLICABLE ONLY TO CORPORATE RETISTRANTS)

As of June 7, 2018 the Company had 75,000,000 shares of common stock issued and outstanding

CHINA VTV LIMITED

Use of Certain Defined Terms

Except as otherwise indicated by the context, “China VTV Limited” is referred to as “we” or the “Company.”

Forward-Looking Statements

This Annual Report on Form 10-K contain “forward-looking statements,” all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward looking statement can be guaranteed and actual future results may vary materially.

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

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. These forward-looking statements speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

ITEM 1. BUSINESS

Business Overview

China VTV Limited (formerly known as “T-Bamm”) (the “Company”) was incorporated in the State of Nevada on February 19, 2015 and established a fiscal year end of February 28. The Company has conducted limited business operations and had no revenues from operations since its inception. The Company was organized to sell Bamboo T-Shirts over the internet. On February 9, 2018, T-Bamm filed a Certificate of Amendment to Articles of Incorporation with the Nevada Secretary of State to amend the Company’s Articles of Incorporation to change the name of the corporation to “China VTV Limited”. The Company is no longer in the Bamboo T-Shirt business and is in active discussions with an operating business affiliated with its sole director and executive officers regarding potential acquisition.

Corporate History

The Company was incorporated by its former president Mr. Harald Stobbe on February 19, 2015 and established a February fiscal year end. On March 1, 2017 a new director was appointed Mr. Jack Chen as the sole director of the Company; and on June 2, 2017 Mr. Chen was appointed president, secretary, and treasurer of the Company.

Employees

On June 2, 2017, Mr. Jack Chen became president, secretary and treasurer of the Company and the Company’s former officers Mr. Stobbe and Mr. Junlao resigned as officers of the Company. As of the date of this report, the Company had one (1) full-time employee.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not required for a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC pink platform (symbol “TBMM”) but did not trade and therefore no data is available for the years ended February 28, 2018 and February 28, 2017.

Securities authorized for issuance under equity compensation plans.

The Company does not have an equity compensation plan.

Dividends.

The Company does not intend to issue dividends on its common stock in the near future and plans to retain any and all profits to fund its operations.

As of May 22, 2018, there were 31 holders of the Company's common stock.

Issuer Purchases.

None.

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

Organization and Business Operations

China VTV Limited (formerly T-Bamm) was incorporated under the laws of the State of Nevada on February 19, 2015. On February 9, 2018, the Company filed a Certificate of Amendment to Articles of Incorporation, with the Nevada Secretary of State to amend the Company’s Articles of Incorporation to change the name of the corporation from “T-Bamm” to “China VTV Limited”. The Company is in active discussion with an operating business affiliated with its sole director and executive officers regarding potential acquisition.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, February 19, 2015 through February 28, 2018 the Company had accumulated losses of $487,165.

Plan of Operations

China VTV Limited is in active discussions with an operating business affiliated with its sole director and executive officers regarding potential acquisition.

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended February 28, 2018 and February 28, 2017, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Fiscal Year Ended February 28, 2018 compared to the Fiscal Year Ended February 28, 2017

We did not generate any revenues from February 19, 2015 (inception) to February 28, 2018.

Expenses for the year ended February 28, 2018 totaled $427,889 of general and administrative expenses, which included professional fees of $35,303, consulting fees of $385,000, filing fees of $3,307, transfer agent expenses of $3,543, office supplies of $279, postage and delivery expenses of $80, and bank service charges of $377, resulting in a net loss of $427,889. Expenses for the year ended February 28, 2017 totaled $37,218 of general and administrative expenses, which included professional fees of $14,100, consulting fees of $14,000, filing fees of $2,419, transfer agent expenses of $3,066, website expenses of $2,349, state agent fees of $690, telephone expenses of $81, and bank service charges of $513, resulting in a net loss of $37,218. The increase in expense from fiscal 2017 to fiscal 2018 was primarily due the increase in professional accounting and legal fees and consulting fees during the period.

Capital Resources and Liquidity

As of February 28, 2018, we had cash and cash equivalent of $51,451 compared to $140 as of February 28, 2017. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. As of February 28, 2018, the Company incurred operating losses since inception of $487,165. As at February 28, 2018, the Company had a working capital deficit of $401,502.

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

Off-Balance Sheet Arrangements

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

Not required for a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company’s audited financial statements for the fiscal years ended February 28, 2018 and February 28, 2017, begins on page F-1 of this Annual Report on Form 10-K.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of February 28, 2018.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the audit of our financial statements as of February 28, 2018 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company’s financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company’s determination to its financial statements for the future years.

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

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

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer’s last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal year ended February 28, 2018.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Jack Chen	54	President, Chief Executive Officer, Treasurer, Chief Financial Officer and Chairman of the Board of Directors

Mr. Jack Chen assumed position of sole director of the Company on March 1, 2017 and the sole officer of the Company on June 2, 2017. Mr. Stobbe had held his offices/positions since inception of our company. Mr. Junlao had held his position since December 4, 2015. Both Mr. Stobbe and Mr. Junlao resigned their positions as officers of the Company on June 2, 2017.

Business Experience

From 1991 to 1999, Mr. Jack Chen was president of Chain Telecom. In 2000, Mr. Chen joined Cellstar China, as vice president. Currently, Mr. Chen owns 15 retail service facilities for China Mobil in Shanghai, China. We believe that because of his business experience and relationships in China, Mr. Chen will be valuable to our operations.

As Mr. Chen possesses excellent experience in business matters, including financial knowledge, we have determined it is in our best interest to appoint Mr. Chen as a member of our Board of Directors.

Mr. Chen has never been a director of a public company. Moreover, Mr. Chen has never been involved in any legal or regulatory proceedings during the last 10 years.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have not adopted the Code of Ethics as of the date of this report.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings during the last ten years that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of any of our directors or executive officers.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

China VTV Limited (formerly T-Bamm) has made no provisions for paying cash or non-cash compensation to its sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through February 28, 2018.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Harald Stobbe – former President, Chief Executive Officer, Treasurer	2016	-	-	-	-	-	0
Harald Stobbe	2017	-	-	-	-	-	0
Wichan Junlao – former Secretary	2016	-	-	-	-	-	0
Wichan Junlao	2017	-	-		-	-	0
*Jack Chen- President, Secretary, CEO, CFO, Treasurer	2017	-	-	-	-	-	0
Jack Chen – President, Secretary, CEO, CFO, Treasurer	2018	-	-	-	-	-	0

_________

*Mr. Jack Chen became President, CEO, Secretary and Treasurer of the Company on June 2, 2017. Mr. Stobbe and Mr. Junlao resigned as officers of the Company on June 2, 2017.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards as of February 28, 2018.

Employment Contracts

We are not a party to any employment agreements.

Stock Awards Plan

The company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. China VTV Limited may develop an incentive stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

Director Compensation

No director of the Company received any compensation from the Company for services as director for the year ended February 28, 2018, or since our inception.

Board Committees

We have not formed the Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. We currently do not have an audit committee financial expert on our Board of Directors because we believe that the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of February 28, 2018.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of February 28, 2018 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors and Officers and Shareholders	No. of Shares	% of Class
Jack Chen	30,000,000	40.0%
President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and Chairman of the Board of Directors; Room 701, No 13 Lane 51 Shangzhong RD., Shanghai City, China

Directors and Officers as a group (1 person)	30,000,000	40.0%

Chi Ming Wu – (shareholder)	4,200,000	5.6%
2F., No. 28, LN. 231, Fuxing N. Rd., Zhongshan Dist. Taipei City 104 Taiwan

Chun-Ting Wu – (shareholder)	4,200,000	5.6%
13F., No. 363, Futian 2nd St., South Dist., Taichung City 40241, Taiwan

Yi-Chun Wu	4,000,000	5.3%
2F., No. 28, LN. 231, Fuxing N. Rd., Zhongshan Dist., Taipei City 104, Taiwan

Yuwen Zhu – (shareholder)	3,800,000	5.1%
No. 221, 1199 Alley, Laifang Road, Songjiang Dist., Shanghai, China

Chuanchun Zheng – (shareholder)	4,000,000	5.3%
Mp.92-2, Qiaonan St., Shichen Town, Zhouning County, Fujian Province, China

(1) Based on 75,000,000 shares of common stock issued and outstanding as of February 28, 2018.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

On January 25, 2016, the founding shareholder returned 970,000,000 (4,850,000 pre-split) restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company.

On March 1, 2017, Mr. Jack Chen acquired from Mr. Harald Stobbe’s 30,000,000 shares of our common stock as disclosed in a current report on form 8-K Filed on March 23, 2017.

During the year ended February 28, 2018, the Company received cash advances of $350 from its former CEO for working capital purpose. The amounts due to the related party were unsecured, non-interest bearing, and with no set terms of repayment. On May 31, 2017, the former CEO of the Company forgave all the related party loan to the Company in a total of $50,663. This is reflected an increase in Additional-Paid-In-Capital in the financial statements.

During the year ended February 28, 2018, the Company received an aggregate of $438,601 from a shareholder of the Company for working capital purposes. As of February 28, 2018, the total amount owed to such shareholder of the Company was $438,601. The outstanding balances due to the related parties are unsecured, non-interest bearing, and with no set terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

For the fiscal year ended February 28, 2018, we paid audit fees to our independent accountant of $15,000. For the period ended February 28, 2017, we paid audit fees to our independent accountant of $9,500.

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

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2018 and 2017 were pre-approved by our Board.

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

CHINA VTV LIMITED

Dated: June 13, 2018	By:	/s/ Jack Chen
Jack Chen President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Jack Chen	June 13, 2018
Jack Chen President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [1]

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

32.1	Certification of Chief Executive Officer Executive Officer and Chief Financial Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

____________

[1] Incorporated by reference from the Company’s S-1 filed with the Commission on April 30, 2015.

CHINA VTV LIMITED

(Formerly T-Bamm)

FINANCIAL STATEMENTS

February 28, 2018

Audit • Tax • Consulting • Financial Advisory Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Director and Stockholders of

CHINA VTV LIMITED (formerly T-BAMM)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of China VTV Limited (formerly T-Bamm) (the “Company”) as of February 28, 2018, the related statement of operations, stockholders’ equity(deficit), and cash flows for the year ended February 28, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at February 28, 2018, and the results of its operations and its cash flows for the year ended February 28, 2018, in conformity with the U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that China VTV Limited (formerly T-Bamm) will continue as a going concern. As described in Note 1 to the financial statements, the Company has incurred losses from operations, has a working capital deficit, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2017.

Diamond Bar, California

May 30, 2018

KCCW Accountancy Corp. 3333 S Brea Canyon Rd. #206, Diamond Bar, CA 91765, USA Tel: +1 909 348 7228 • Fax: +1 909 895 4155 • info@kccwcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

T-Bamm

We have audited the accompanying balance sheet of T-Bamm as of February 28, 2017 and the related statements of operations, stockholders’ deficit, and cash flows for the year ended February 28, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of T-Bamm as of February 28, 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

June 9, 2017

CHINA VTV LIMITED

(formerly T-BAMM)

BALANCE SHEETS

	February 28,	February 28,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$51,451	$140
Total Assets	51,451	140

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current Liabilities
Accrued expenses	$14,352	$353
Due to related parties	438,601	50,313
Total Current Liabilities	452,953	50,666

Total Liabilities	452,953	50,666

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 600,000,000 shares authorized, 75,000,000 and 48,750,000 shares issued and outstanding at February 28, 2018 and February 28, 2017, respectively	75,000	48,750
Additional paid-in capital	10,663	(40,000)
Accumulated deficit	(487,165)	(59,276)
Total Stockholders’ Equity (Deficit)	(401,502)	(50,526)

Total Liabilities and Stockholders’ Equity (Deficit)	$51,451	$140

The accompanying notes are an integral part of these financial statements.

CHINA VTV LIMITED

(formerly T-BAMM)

STATEMENTS OF OPERATIONS

	Year ended February 28, 2018	Year ended February 28 2017

Sales, net	$-	$-
General and administrative expenses	427,889	37,218
Loss from operations	(427,889)	(37,218)

Loss before income tax	(427,889)	(37,218)
Provision for income tax	-	-
Net loss	$(427,889)	$(37,218)
Net loss per common share
Basic and Diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding
Basic and Diluted	54,431,507	48,750,000

The accompanying notes are an integral part of these financial statements.

CHINA VTV LIMITED

(formerly T-BAMM)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amounts	Capital	Deficit	Total

Balance at February 29, 2016	48,750,000	$48,750	$(40,000)	$(22,058)	$(13,308)
Net loss	-	-	-	(37,218)	(37,218)
Balance at February 28, 2017	48,750,000	$48,750	$(40,000)	$(59,276)	$(50,526)
Issuance of common stock for cash	26,250,000	26,250	-	-	26,250
Related party loan forgiveness	-	-	50,663	-	50,663
Net loss	-	-	-	(427,889)	(427,889)
Balance at February 28, 2018	75,000,000	$75,000	$10,663	$(487,165)	$(401,502)

The accompanying notes are an integral part of these financial statements.

CHINA VTV LIMITED

(formerly T-BAMM)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 28, 2018 AND 2017

	2018	2017
Cash flows from operating activities
Net loss	$(427,889)	$(37,218)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Expenses paid by related party	-	4,260
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	13,999	(373)
Increase in due to related parties	438,951	-
Net cash provided by (used in) operating activities	25,061	(33,331)

Cash flows from financing activities
Proceeds from issuance of common stock	26,250	-
Advances from related party	-	25,800
Net cash provided by financing activities	26,250	25,800

Net increase (decrease) in cash and cash equivalents	51,311	(7,531)

Cash and cash equivalents
Beginning	140	7,671
Ending	$51,451	$140

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	$-	$-
Interest expense	$-	$-

Non-cash financing and investing activities
Related party debt forgiven	$50,663	$-

The accompanying notes are an integral part of these financial statements.

CHINA VTV LIMITED

(Formerly T-Bamm)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2018

NOTE 1 – NATURE OF BUSINESS AND GOING CONCERN

China VTV Limited (formerly known as T-Bamm) (the “Company”) was incorporated in the State of Nevada on February 19, 2015 and established a fiscal year end of February 28. The Company has conducted limited business operations and had no revenues from operations since its inception. The Company was organized to sell Bamboo T-Shirts over the internet. On February 9, 2018, T-Bamm filed a Certificate of Amendment to Articles of Incorporation, as amended, with the Nevada Secretary of State to amend the Company’s Articles of Incorporation to change the name of the corporation to “China VTV Limited”. The Company is in active discussions with an operating business affiliated with its sole director and executive officers regarding potential acquisition.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at February 28, 2018, the Company has working capital deficiency of $401,502 and has incurred losses since its inception resulting in an accumulated deficit of $487,165. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company upon signing of that agreement.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its equity securities (2) short-term and long-term borrowings from banks and third-parties, and (3) short-term borrowings from stockholders or other related party(ies) when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually to secure other sources of financing and attain profitable operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheets, statements of operations, stockholders’ equity (deficit) and cash flows of the Company. These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles of United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of February 28, 2018 and 2017, the Company’s cash and cash equivalents amounted $51,451 and $140, respectively.

CHINA VTV LIMITED
(Formerly T-Bamm)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2018

Fair Value of Financial Instruments

FASB ASC 820, “Fair Value Measurements” defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It requires that an entity measure its financial instruments to base fair value on exit price, maximize the use of observable units and minimize the use of unobservable inputs to determine the exit price. It establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

•

Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.

•

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 – Valuations based on inputs that are unobservable and not corroborated by market data. The fair value for such assets and liabilities is generally determined using pricing models, discounted cash flow methodologies, or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability.

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short term maturities.

Loss Per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company. For the years ended February 28, 2018 and 2017, there were no common stock equivalents outstanding.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As of February 28, 2018 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

CHINA VTV LIMITED

(Formerly T-Bamm)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2018

Classification

Certain classifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net loss or accumulated deficit.

Recent Accounting Pronouncements

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), Income Taxes (Topic 740). ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”). To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. The Company is continuing to gather additional information to determine the final impact.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 (ASU 2018-02), Income Statement - Reporting Comprehensive Income (Topic 220). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act (the Tax Act) of 2017 from accumulated other comprehensive income into retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its financial statements.

NOTE 3 – COMMON STOCK

The Company’s capitalization is comprised of 600,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. Subsequent to the period on April 16, 2018 the Company increased its authorized share capital from 75,000,000 common shares to 600,000,000 commons shares.

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

On December 12, 2017, the Company sold its common stock for an aggregate number of 26,250,000 shares at a price of $0.001 per share to eighteen (18) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, pursuant to the closing of a private placement, for aggregate gross proceeds of $26,250.

CHINA VTV LIMITED

(Formerly T-Bamm)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2018

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended February 28, 2018, the Company received cash advances of $350 from its former CEO for working capital purpose. The amounts due to the related party were unsecured, non-interest bearing, and with no set terms of repayment. On May 31, 2017, the former CEO of the Company forgave all the related party loan to the Company in a total of $50,663. This is reflected an increase in Additional-Paid-In-Capital in the financial statements.

During the year ended February 28, 2018, the Company received aggregate amount of $438,601 from a shareholder of the Company for working capital purpose. As of February 28, 2018, the total amount owing to the shareholder of the Company was $438,601. The outstanding balances due to the related parties are unsecured, non-interest bearing, and with no set terms of repayment.

NOTE 5 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	February 28, 2018	February 28, 2017

Net loss before income taxes per financial statements	$(427,889)	$(37,218)
Federal income tax rate	21%	34%
Income tax recovery	(89,857)	(12,654)
Non-deductible temporary differences	–	–
Valuation allowance change	89,857	12,654

Provision for income taxes	$–	$–

The significant component of deferred income tax assets at February 28, 2018 and 2017 is as follows:

	February 28, 2018	February 28, 2017
Net operating loss carry-forward	$89,857	$20,154
Valuation allowance	(89,857)	$(20,154)
Net deferred income tax assets	$–	$–

CHINA VTV LIMITED

(Formerly T-Bamm)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2018

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The 21% Federal Tax Rate will apply to earnings reported for the full 2018 fiscal year. In addition, the Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. As of February 28, 2018, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and allowance valuation of deferred tax assets at February 28, 2018 resulted in a net effect of $0 discrete tax expenses (benefit) which lowered the effective tax rate by 14% for the year ended February 28, 2018. The provisional remeasurement amount is anticipated to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to net operating loss carryover.

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

As of February 28, 2018 and 2017 the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended February 28, 2018 and 2017 no interest or penalties have been accrued as of February 28, 2018 and 2017. As of February 28, 2018, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2016 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

Due to a subsequent change in control, certain losses may not be available for carryforward under Section 382 of the Internal Revenue Code.

NOTE 6 – SUBSEQUENT EVENT

On April 18, 2018, the Company filed a Certificate of Amendment to Articles of Incorporation, as amended, with the Nevada Secretary of State to amend the Company’s Articles of Incorporation to increase the number of authorized shares to 600,000,000 with a par value of $0.001 per share.

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of February 28, 2018 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

