Form 10-Q
period 2018-05-31
China VTV Ltd
filed 2018-07-16
CIK 1639234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

Commission File Number 333-203754

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of July 16, 2018, there were 75,000,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

CHINA VTV LIMITED

(Formerly T-Bamm)

FINANCIAL STATEMENTS

May 31, 2018

CHINA VTV LIMITED

(formerly T-BAMM)

BALANCE SHEETS

	May 31,	February 28,
	2018	2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$37,352	$51,451
Total Assets	37,352	51,451

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current Liabilities
Accrued expenses	$13,427	$14,352
Due to related parties	440,601	438,601
Total Current Liabilities	454,028	452,953

Total Liabilities	454,028	452,953

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 600,000,000 shares authorized, 75,000,000 shares issued and outstanding at May 31, 2018 and February 28, 2018	75,000	75,000
Additional paid-in capital	10,663	10,663
Accumulated deficit	(502,339)	(487,165)
Total Stockholders’ Equity (Deficit)	(416,676)	(401,502)

Total Liabilities and Stockholders’ Equity (Deficit)	$37,352	$51,451

The accompanying notes are an integral part of these condensed financial statements.

CHINA VTV LIMITED

(formerly T-BAMM)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended May 31,
	2018	2017

Sales, net	$-	$-
General and administrative expenses	15,174	10,781
Loss from operations	(15,174)	(10,781)

Loss before income tax	(15,174)	(10,781)
Provision for income tax	-	-
Net loss	$(15,174)	$(10,781)
Net loss per common share
Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and Diluted	75,000,000	48,750,000

The accompanying notes are an integral part of these financial statements.

T-BAMM

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended May 31,
	2018	2017
Cash flows from operating activities
Net loss	$(15,174)	$(10,781)
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(925)	10,365
Increase in due to related parties	2,000	350
Net cash used in operating activities	(14,099)	(66)

Net decrease in cash and cash equivalents	(14,099)	(66)

Cash and cash equivalents
Beginning	51,451	140
Ending	$37,352	$74

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	$-	$-
Interest expense	$-	$-

Non-cash financing and investing activities
Related party debt forgiven	$-	$50,663

The accompanying notes are an integral part of these condensed financial statements.

CHINA VTV LIMITED

(Formerly T-Bamm)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

MAY 31, 2018

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

Going Concern

The condensed financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of May 31, 2018, the Company has working capital deficiency of $416,676 and has incurred losses since its inception resulting in an accumulated deficit of $502,339. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustment that might result from the outcome of this uncertainty. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company upon signing of that agreement.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed financial statements present the balance sheets, statements of operations, and cash flows of the Company. These condensed financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates and Assumptions

The preparation of condensed financial statements in conformity with generally accepted accounting principles of United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of May 31, 2018 and February 28, 2018, the Company’s cash and cash equivalents amounted $37,352 and $51,451, respectively.

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

Loss Per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company. For the three months ended May 31, 2018 and May 31, 2017, there were no common stock equivalents outstanding.

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

Classification

Certain classifications have been made to the prior year condensed financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net loss or accumulated deficit.

Recent Accounting Pronouncements

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), Income Taxes (Topic 740). ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”). To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the condensed financial statements. If a company cannot determine a provisional estimate to be included in the condensed financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. The Company is continuing to gather additional information to determine the final impact.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 (ASU 2018-02), Income Statement - Reporting Comprehensive Income (Topic 220). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act (the Tax Act) of 2017 from accumulated other comprehensive income into retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its condensed financial statements.

NOTE 3 – COMMON STOCK

The Company’s capitalization is comprised of 600,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. On April 18, 2018, the Company filed a Certificate of Amendment to Articles of Incorporation, as amended, with the Nevada Secretary of State to amend the Company’s Articles of Incorporation to increase the number of authorized shares from 75,000,000 to 600,000,000 common shares with a par value of $0.001 per share.

On January 25, 2016, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 200 new common shares for 1 old common shares. All references in these condensed financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 200:1 forward split have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended May 31, 2017, the Company received cash advances of $350 from its former CEO for working capital purpose. The amounts due to the related party were unsecured, non-interest bearing, and with no set terms of repayment. On May 31, 2017, the former CEO of the Company forgave all the related party loan to the Company in a total of $50,663. This is reflected an increase in Additional-Paid-In-Capital in the condensed financial statements.

During the three months ended May 31, 2018, the Company received aggregate amount of $2,000 from a shareholder of the Company for working capital purpose. As of February 28, 2018, the total amount owing to the shareholder of the Company was $440,601. The outstanding balances due to the related parties are unsecured, non-interest bearing, and with no set terms of repayment.

NOTE 5 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	May 31, 2018	May 31, 2017
Net loss before income taxes per condensed financial statements	$(15,174)	$(10,781)
Federal income tax rate	21%	34%
Income tax recovery	(3,187)	(3,666)
Non-deductible temporary differences	–	–
Valuation allowance change	3,187	3,666
Provision for income taxes	$–	$–

The significant component of deferred income tax assets as of May 31, 2018 and February 28, 2018 is as follows:

	May 31, 2018	February 28, 2018
Net operating loss carry-forward	$93,044	$89,857
Valuation allowance	(93,044)	(89,857)
Net deferred income tax assets	$–	$–

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The 21% Federal Tax Rate will apply to earnings reported for the full 2018 fiscal year. In addition, the Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. As of May 31, 2018, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and allowance valuation of deferred tax assets at May 31, 2018 resulted in a net effect of $0 discrete tax expenses (benefit) for the three months ended May 31, 2018. The provisional remeasurement amount is anticipated to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to net operating loss carryover.

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management’s judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

For the three months ended May 31, 2018 and 2017, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the three months ended May 31, 2018 and 2017 no interest or penalties have been accrued for the three months ended May 31, 2018 and 2017. As of May 31, 2018, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2017 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

Due to a subsequent change in control, certain losses may not be available for carryforward under Section 382 of the Internal Revenue Code.

NOTE 6 – SUBSEQUENT EVENT

The Company has evaluated subsequent events through the date which the condensed financial statements were available to be issued. All subsequent events requiring recognition as of May 31, 2018 have been incorporated into these condensed financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, February 19, 2015, through May 31, 2018 the Company had accumulated losses of $502,339.

Plan of Operations

China VTV Limited is in active discussions with an operating business affiliated with its sole director and executive officers regarding potential acquisition.

Going Concern

Our auditor has indicated in their report on our financial statements for the fiscal year ended February 28, 2018, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

We did not generate any revenues from February 19, 2015 (inception) to May 31, 2018.

General and administrative expenses primarily consist of legal, accounting, and professional service fees. General and administrative expenses were $15,174 for the three months ended May 31, 2018, as compared to $10,781 for the three months ended May 31, 2017. The increase in those expenses was primarily attributable to an increase in professional service fees for the quarter ended May 31, 2018.

Our net loss was $15,174 for the three months ended May 31, 2018, as compared to $10,781 for the three months ended May 31, 2017. The increase in net loss was a result of the increase in general and administrative expenses.

Capital Resources and Liquidity

As of May 31, 2018, we had cash and cash equivalent of $37,352 compared to $51,451 as of February 28, 2018. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be sufficient to satisfy our liquidity requirements for the next 12 months. As of May 31, 2018, we have incurred operating losses of $502,339 since inception. As of May 31, 2018, we had a working capital deficit of $416,676.

Net cash used in operating activities during the three months ended May 31, 2018, was $14,099, compared to $66 for the three months ended May 31, 2017. The increase in the cash used in operating activities was primarily due to the increase in net loss and decreases in accrued expenses for the three months ended May 31, 2018.

We require additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We expect to incur marketing and professional and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. We intend to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

If we cannot raise additional funds, we will have to cease business operations. As a result, our common stock investors would lose all of their investment.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of May 31, 2018, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended May 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

___________

*	Included in Exhibit 31.1
**	Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China VTV Limited (Registrant)

Date: July 16, 2018	By:	/s/ Jack Chen
Jack Chen
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

