Form 10-Q
period 2018-08-31
China VTV Ltd
filed 2018-10-03
CIK 1639234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

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

As of October 3, 2018, there were 105,000,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

CHINA VTV LIMITED

(Formerly T-Bamm)

FINANCIAL STATEMENTS

August 31, 2018

CHINA VTV LIMITED

(formerly T-BAMM)

BALANCE SHEETS

	August 31,	February 28,
	2018	2018
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	$20,736	$51,451
Total Assets	20,736	51,451

LIABILITIES AND EQUITY
Current Liabilities
Accrued expenses	8,876	14,352
Due to related parties	414,124	438,601
Total Current Liabilities	423,000	452,953

Total Liabilities	423,000	452,953

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 600,000,000 shares authorized;105,000,000 and 75,000,000 shares issued and outstanding as of August 31, 2018 and February 28, 2018, respectively	105,000	75,000
Additional paid-in capital	10,663	10,663
Accumulated deficit	(517,927)	(487,165)
Total Liabilities and Stockholders’ Equity (Deficit)	(402,264)	(401,502)

	$20,736	$51,451

The accompanying notes are an integral part of these condensed financial statements.

CHINA VTV LIMITED

(formerly T-BAMM)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended August 31,		Six Months Ended August 31,
	2018	2017	2018	2017

Sales, net	$-	$-	$-	$-

General and administrative expenses	15,588	9,858	30,762	20,639
Loss from operations	(15,588)	(9,858)	(30,762)	(20,639)

Loss before income taxes	(15,588)	(9,858)	(30,762)	(20,639)
Provision for income taxes	-	-	-	-
Net loss	$(15,588)	$(9,858)	$(30,762)	$(20,639)

Net loss per common share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and Diluted	87,391,304	48,750,000	81,195,652	48,750,000

The accompanying notes are an integral part of these financial statements.

CHINA VTV LIMITED

(formerly T-BAMM)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended August 31,
	2018	2017
Cash flows from operating activities
Net loss	$(30,762)	$(20,639)
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(5,476)	11,126
Increase (decrease) in due to related parties	(24,477)	9,373
Net cash used in operating activities	(60,715)	(140)

Cash flows from financing activities
Proceeds from issuance of common stock	30,000	-
Net cash provided by financing activities	30,000	-

Net decrease in cash and cash equivalents	(30,715)	(140)

Cash and cash equivalents
Beginning	51,451	140
Ending	$20,736	$-

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	$-	$-
Interest expense	$-	$-

Non-cash financing and investing activities
Related party debt forgiven	$-	$50,663

The accompanying notes are an integral part of these condensed financial statements.

CHINA VTV LIMITED

(Formerly T-Bamm)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2018

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

Going Concern

The condensed financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of August 31, 2018, the Company has working capital deficiency of $402,264 and has incurred losses since its inception resulting in an accumulated deficit of $517,927. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustment that might result from the outcome of this uncertainty. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company upon signing of that agreement.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of August 31, 2018 and February 28, 2018, the Company’s cash and cash equivalents amounted $20,736 and $51,451, respectively.

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

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short-term maturities.

Loss Per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company. For the six and three months ended August 31, 2018 and 2017, there were no common stock equivalents outstanding.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. There were no significant deferred tax items as of August 31, 2018 and February 28, 2018.

Reclassifications

Certain reclassifications have been made to the prior year condensed financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net loss or accumulated deficit.

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

On July 25, 2018, the Company sold its common stock for an aggregate number of 30,000,000 shares at a price of $0.001 per share to three (3) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, pursuant to the closing of a private placement, for aggregate gross proceeds of $30,000.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company received cash advances from a shareholder of the Company for working capital purpose. The aggregate amounts owing to the shareholder were $414,124 and $438,601 as of August 31, 2018 and February 28, 2018, respectively. The outstanding balances due to the shareholder are unsecured, non-interest bearing, and with no set terms of repayment.

NOTE 5 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Six Months Ended August 31,
	2018	2017
	(Unaudited)
Net loss before income taxes per condensed financial statements	$(30,762)	$(20,639)
Federal income tax rate	21%	34%
Income tax recovery	(6,460)	(7,017)
Non-deductible temporary differences	–	–
Valuation allowance change	6,460	7,017
Provision for income taxes	–	–

The significant component of deferred income tax assets as of August 31, 2018 and February 28, 2018 is as follows:

	August 31,	February 28,
	2018	2018
	(Unaudited)
Net operating loss carry-forward	$96,317	$89,857
Valuation allowance	(96,317)	(89,857)
Net deferred income tax assets	$-	$-

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The 21% Federal Tax Rate will apply to earnings reported for the full 2018 fiscal year. In addition, the Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. As of August 31, 2018, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and allowance valuation of deferred tax assets at August 31, 2018 resulted in a net effect of $0 discrete tax expenses (benefit) for the six months ended August 31, 2018. The provisional remeasurement amount is anticipated to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to net operating loss carryover.

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

For the six months ended August 31, 2018 and 2017, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the six months ended August 31, 2018 and 2017 no interest or penalties have been accrued for the six months ended August 31, 2018 and 2017. As of August 31, 2018, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

NOTE 6 – SUBSEQUENT EVENT

The Company has evaluated subsequent events through the date which the condensed financial statements were available to be issued. All subsequent events requiring recognition as of August 31, 2018 have been incorporated into these condensed financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from February 19, 2015 (inception) through August 31, 2018, the Company had accumulated losses of $517,927.

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

Results of Operations

Three Months Ended August 31, 2018, Compared to Three Months Ended August 31, 2017

Revenue:

During the three months ended August 31, 2018, and 2017, we did not generate any revenues.

General and administrative expenses:

General and administrative expenses primarily consist of legal, accounting, and other professional service fees. General and administrative expenses were $15,588 for the three months ended August 31, 2018, as compared to $9,858 for the three months ended August 31, 2017. The increase in those expenses for the three months ended August 31, 2018 was primarily attributable to the increase in professional service fees.

Net loss:

Our net loss was $15,588 for the three months ended August 31, 2018, as compared to $9,858 for the same period ended August 31, 2017. The increase in net loss for the three months ended August 31, 2018 was a result of the increase in general and administrative expenses.

Six Months Ended August 31, 2018, Compared to Six Months Ended August 31, 2017

Revenue:

During the six months ended August 31, 2018, and 2017, we did not generate any revenues.

General and administrative expenses:

General and administrative expenses primarily consist of legal, accounting, and other professional service fees. General and administrative expenses were $30,762 for the six months ended August 31, 2018, as compared to $20,639 for the six months ended August 31, 2017. The increase in those expenses for the six months ended August 31, 2018 was primarily attributable to the increase in professional service fees.

Net loss:

Our net loss was $30,762 for the six months ended August 31, 2018, as compared to $20,639 for the same period ended August 31, 2017. The increase in net loss for the six months ended August 31, 2018 was a result of the increase in general and administrative expenses.

Capital Resources and Liquidity

Working Capital:

As of August 31, 2018, we had cash and cash equivalent of $20,736, compared to $51,451 as of February 28, 2018. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be sufficient to satisfy our liquidity requirements for the next six months. As of August 31, 2018, we have incurred accumulated operating losses of $517,927 since inception. As of August 31, 2018 and February 28, 2018, we had a working capital deficit of $402,264 and $401,502, respectively.

Cash Flows:

Net cash used in operating activities was $60,715 during the six months ended August 31, 2018, compared to $140 for the six months ended August 31, 2017. The increase in the cash used in operating activities was primarily due to the increase in net loss and decreases in accrued expenses and due to related parties for the six months ended August 31, 2018.

Net cash provided by financing activities was $30,000 during the six months ended August 31, 2018, compared to $0 for the six months ended August 31, 2017. The increase in the cash provided by financing activities was primarily due to the sale of newly issued common stock shares during the six months ended August 31, 2018.

Going Concern:

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have not identified any additional critical accounting policies and judgments. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in note 2 to our financial statements. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Off-balance Sheet Arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of August 31, 2018, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended August 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

Effective July 25, 2018, the Company issued an aggregate of thirty million (30,000,000) shares of its common stock at a price of $0.001 per share to three Non-U.S. persons for aggregate gross proceeds of $30,000 in reliance upon an exemption from registration afforded under Regulation S of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mining Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

10.1	Form of Subscription Agreement (1)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

___________

*	Included in Exhibit 31.1
**	Included in Exhibit 32.1
(1)	Filed with the Company’s current report on Form 8-K with the Securities and Exchange Commission filed on July 31, 2018 and incorporated by reference.

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China VTV Limited (Registrant)

Date: October 3, 2018	By:	/s/ Jack Chen
Jack Chen
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

