Form 10-Q
period 2018-11-30
China VTV Ltd
filed 2018-12-20
CIK 1639234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

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

As of December 20, 2018, there were 105,000,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

CHINA VTV LIMITED

(Formerly T-Bamm)

FINANCIAL STATEMENTS

November 30, 2018

CHINA VTV LIMITED

(formerly T-BAMM)

BALANCE SHEETS

	November 30,	February 28,
	2018	2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,690	$51,451
Total assets	7,690	51,451

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$4,105	$14,352
Due to related parties	414,124	438,601
Total current liabilities	418,229	452,953

Total liabilities	418,229	452,953

Stockholders’ deficit
Common stock, par value $0.001; 600,000,000 shares authorized, 105,000,000 shares and 75,000,000 shares issued and outstanding at November 30, 2018 and February 28, 2018, respectively	105,000	75,000
Additional paid-in capital	10,663	10,663
Accumulated deficit	(526,202)	(487,165)
Total Stockholders’ deficit	(410,539)	(401,502)

Total liabilities and stockholders’ deficit	$7,690	$51,451

The accompanying notes are an integral part of these condensed financial statements.

CHINA VTV LIMITED

(formerly T-BAMM)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2018	2017	2018	2017

Sales, net	$-	$-	$-	$-

General and administrative expenses	8,275	6,193	39,037	26,832
Loss from operations	(8,275)	(6,193)	(39,037)	(26,832)

Loss before income taxes	(8,275)	(6,193)	(39,037)	(26,832)
Provision for income taxes expense	-	-	-	-
Net loss	$(8,275)	$(6,193)	$(39,037)	$(26,832)

Net loss per common share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding
Basic and Diluted	105,000,000	48,750,000	89,072,727	48,750,000

The accompanying notes are an integral part of these financial statements.

CHINA VTV LIMITED

(formerly T-BAMM)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended November 30,
	2018	2017
Cash flows from operating activities
Net loss	$(39,037)	$(26,832)
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(10,247)	11,850
Increase (decrease) in due to related parties	(24,477)	14,842
Net cash used in operating activities	(73,761)	(140)

Cash flows from financing activities
Proceeds from issuance of common stock	30,000	-
Net cash provided by financing activities	30,000	-

Net decrease in cash and cash equivalents	(43,761)	(140)

Cash and cash equivalents
Beginning	51,451	140
Ending	$7,690	$-

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	$-	$-
Interest expense	$-	$-

Non-cash financing and investing activities
Related party debt forgiven	$-	$50,663

The accompanying notes are an integral part of these condensed financial statements.

CHINA VTV LIMITED

(Formerly T-Bamm)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2018

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

Going Concern

The condensed financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of November 30, 2018, the Company had a working capital deficiency of $410,539 and has incurred losses since its inception resulting in an accumulated deficit of $526,202. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustment that might result from the outcome of this uncertainty. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company upon signing of that agreement.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of November 30, 2018 and February 28, 2018, the Company’s cash and cash equivalents amounted $7,690 and $51,451, respectively.

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

Loss Per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company. For the three and nine months ended November 30, 2018 and 2017, there were no common stock equivalents outstanding.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the effect, if any, that the ASU will have on its condensed financial statements.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company received cash advances from a shareholder of the Company for working capital purpose. The aggregate amounts owing to the shareholder were $414,124 and $438,601 as of November 30, 2018 and February 28, 2018, respectively. The outstanding balances due to the shareholder are unsecured, non-interest bearing, and with no set terms of repayment.

NOTE 5 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Nine Months Ended November 30,
	2018	2017
Net loss before income taxes per condensed financial statements	$(39,037)	$(26,832)
Federal income tax rate	21%	34%
Income tax recovery	(8,198)	(9,123)
Non-deductible temporary differences	–	–
Valuation allowance change	8,198	9,123
Provision for income taxes	$–	$–

The significant component of deferred income tax assets as of November 30, 2018 and February 28, 2018 is as follows:

	November 30, 2018	February 28, 2018
	(Unaudited)
Net operating loss carry-forward	$98,055	$89,857
Valuation allowance	(98,055)	(89,857)
Net deferred income tax assets	$–	$–

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The 21% Federal Tax Rate will apply to earnings reported for the full 2018 fiscal year. In addition, the Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. As of November 30, 2018, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and allowance valuation of deferred tax assets at November 30, 2018 resulted in a net effect of $0 discrete tax expenses (benefit) for the nine months ended November 30, 2018. The provisional remeasurement amount is anticipated to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to net operating loss carryover.

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

For the nine months ended November 30, 2018 and 2017, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the nine months ended November 30, 2018 and 2017. As of November 30, 2018, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

NOTE 6 – SUBSEQUENT EVENT

The Company has evaluated subsequent events through the date which the condensed financial statements were available to be issued. All subsequent events requiring recognition as of November 30, 2018 have been incorporated into these condensed financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, February 19, 2015, through November 30, 2018, the Company had accumulated losses of $526,202.

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

Results of Operations

Three Months Ended November 30, 2018, Compared to Three Months Ended November 30, 2017

Revenue:

During the three months ended November 30, 2018, and 2017, we did not generate any revenues.

General and administrative expenses:

General and administrative expenses primarily consist of legal, accounting, and other professional service fees. General and administrative expenses were $8,275 for the three months ended November 30, 2018, as compared to $6,193 for the three months ended November 30, 2017, representing an increase of $2,082, or 34%. The increase in those expenses for the three months ended November 30, 2018 was primarily attributable to the increase in professional service fees.

Net loss:

Our net loss was $8,275 for the three months ended November 30, 2018, as compared to $6,193 for the same period ended November 30, 2017, representing an increase of $2,082, or 34%. The increase in net loss for the three months ended November 30, 2018 was a result of the increase in general and administrative expenses.

Nine Months Ended November 30, 2018, Compared to Nine Months Ended November 30, 2017

Revenue:

During the nine months ended November 30, 2018, and 2017, we did not generate any revenues.

General and administrative expenses:

General and administrative expenses primarily consist of legal, accounting, and other professional service fees. General and administrative expenses were $39,037 for the nine months ended November 30, 2018, as compared to $26,832 for the nine months ended November 30, 2017, representing an increase of $12,205, or 45%. The increase in those expenses for the nine months ended November 30, 2018 was primarily attributable to the increase in professional service fees.

Net loss:

Our net loss was $39,037 for the nine months ended November 30, 2018, as compared to $26,832 for the same period ended November 30, 2017, representing an increase of $12,205, or 45%. The increase in net loss for the nine months ended November 30, 2018 was a result of the increase in general and administrative expenses.

Capital Resources and Liquidity

Working Capital:

As of November 30, 2018, we had cash and cash equivalent of $7,690, compared to $51,451 as of February 28, 2018. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be sufficient to satisfy our liquidity requirements for the next three months. As of November 30, 2018, we have incurred accumulated operating losses of $526,202 since inception. As of November 30, 2018 and February 28 2018, we had a working capital deficit of $410,539 and $401,502, respectively.

Cash Flows:

Net cash used in operating activities was $73,761 during the nine months ended November 30, 2018 , compared to $140 for the nine months ended November 30, 2017. The increase in the cash used in operating activities was primarily due to the increase in net loss and decreases in accrued expenses and due to related parties for the nine months ended November 30, 2018.

We had no cash flow from investing activities during the nine months ended November 30, 2018 and 2017.

Net cash provided by financing activities was $30,000 during the nine months ended November 30, 2018, compared to $0 for the nine months ended November 30, 2017. The increase in the cash provided by financing activities was primarily due to the sale of newly issued common stock shares during the nine months ended November 30, 2018.

Our net change in cash and cash equivalents was $(43,761) for the nine months ended November 30, 2018 and (140) for the nine months ended November 30, 2017.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of November 30, 2018, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended November 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

China VTV Limited
(Registrant)

Date: December 20, 2018	By:	/s/ Jack Chen
Jack Chen
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

