Form 10-K
period 2019-02-28
China VTV Ltd
filed 2019-04-30
CIK 1639234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from _____________ to _____________

Commission File No. 333-203754

CHINA VTV LIMITED
(Exact name of registrant as specified in its charter)

Nevada	47-3176820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

New Times Centre, 393 Jaffe Road, Suite 17A, Wan Chai, Hong Kong
(Address of principal executive offices, Zip Code)

+85267353339

(Registrant’s telephone number, including area code)

________________________________________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes     ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $45,000.

As of April 24, 2019 the Company had 105,000,000 shares of common stock issued and outstanding.

CHINA VTV LIMITED

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements,” all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward looking statement can be guaranteed and actual future results may vary materially.

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

PART I

ITEM 1. BUSINESS

Business Overview

China VTV Limited (the “Company,” “we,” “us,” or “our”) was incorporated in the State of Nevada, originally under the name T-Bamm, on February 19, 2015. The Company has conducted limited business operations and has had no revenues from operations since its inception. The Company was organized to sell Bamboo T-Shirts over the internet. On February 9, 2018, the Company changed its name from T-Bamm to “China VTV Limited”. The Company is no longer in the Bamboo T-Shirt business.

On March 15, 2019, the Company and Mr. Guoping Chen, the Principal Executive Officer and President of the Company, entered into a share exchange agreement (the “Share Exchange Agreement”) with China VTV Ltd. (“China VTV”), a Hong Kong company, and all of the shareholders of China VTV ( “China VTV Shareholders”), pursuant to which the Company agreed to acquire all of the issued and outstanding shares of common stock of China VTV from the China VTV Shareholders by issuing an aggregate of 110,550,000 restricted shares of common stock of the Company (the “Stock Exchange”) to China VTV Shareholders pro rata upon closing of the Stock Exchange. Upon closing of the Stock Exchange, China VTV will become a wholly-owned subsidiary of the Company and China VTV Shareholders will collectively own approximately 51.29% of the then issued and outstanding shares of the Company’s common stock on a fully diluted basis. We disclosed such transaction in a current report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on March 21, 2019, which is incorporated herein by reference.

Corporate History

The Company was incorporated by its former president Mr. Harald Stobbe on February 19, 2015. On March 1, 2017, Mr. Guoping Chen was appointed as the sole director of the Company. On June 2, 2017, Mr. Guoping (Jack) Chen became president, secretary and treasurer of the Company and the Company’s former officers Mr. Stobbe and Mr. Junlao resigned as officers of the Company.

In connection with the execution of the Share Exchange Agreement, on March 15, 2019, Mr. Guoping Chen, the Company’s then sole director and executive officer, increased the number of members of the Board from one (1) director to seven (7) and appointed the following six (6) individuals as new members (the “New Directors”) of the board of the directors (the “Board”) of the Company: Tijin Song, Liqiang Meng, Yatao Wang, Daoxin Zhang, Hongbin Dong, and Tung Ho Yu. On the same day, Mr. Guoping Chen appointed Mr. Tung Ho Yu as the Chief Marketing and Branding Officer, Mr. Tijin Song as the Chief Executive Officer and President of the Company, and then resigned from the Chief Executive Officer and President positions of the Company. The aforementioned change of management and Board members became effective on April 18, 2019.

Employees

As of the date of this report, the Company has one part-time employee.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Pink platform under the symbol “CVTV” but has not traded to date.

Securities authorized for issuance under equity compensation plans.

The Company does not have an equity compensation plan.

Dividends.

The Company has not and does not intend to pay dividends on its common stock in the near future.

As of April 24, 2019, there were 35 holders of the Company’s common stock.

Issuer Purchases.

None.

ITEM 6. SELECTED FINANCIAL DATA

Not required for a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data.” In addition to historical financial information, the following discussion and analysis may contain forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Organization and Business Operations

China VTV Limited was incorporated under the laws of the State of Nevada on February 19, 2015. See Item 1 “Business.”

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, February 19, 2015 through February 28, 2019 the Company had accumulated losses of $577,752.

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended February 28, 2019 and February 28, 2018, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Fiscal Year Ended February 28, 2019 compared to the Fiscal Year Ended February 28, 2018

	February 28, 2019	February 28, 2018
Net sales	$-	$-
General and administrative expenses	90,587	427,889
Loss from operations	(90,587)	(427,889)

Loss before income tax	(90,587)	(427,889)
Provision for income tax	-	-
Net loss	$(90,587)	$(427,889)

Revenue:

During the years ended February 28, 2019 and 2018, we did not generate any revenues.

General and administrative expenses:

General and administrative expenses primarily consist of legal, accounting, and other professional service fees. General and administrative expenses were $90,587 for the year ended February 28, 2019, as compared to $427,889 for the year ended February 28, 2018, representing a decrease of $337,302, or 79%. The decrease in those expenses for the year ended February 28, 2019 was primarily attributable to the decrease in consulting fees of $385,000, partially offset by the increase of legal fees of $46,151.

Net loss:

Our net loss was $90,587 for the year ended February 28, 2019, as compared to $427,889 for the same period ended February 28, 2018, representing a decrease of $337,302, or 79%. The decrease in net loss for the year ended February 28, 2019 was primarily attributable to the decrease in general and administrative expenses.

Liquidity and Capital Resources

Working Capital

As of February 28, 2019, we had cash and cash equivalents of $17,548 compared to $51,451 as of February 28, 2018. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. As of February 28, 2019, we incurred operating losses since inception of $577,752. As of February 28, 2019 and 2018, we had a working capital deficit of $462,089 and $401,502, respectively.

Cash Flows

Net cash used in operating activities was $63,903 during the year ended February 28, 2019, compared to net cash provided by operating activities of $25,061 for the same period ended February 28, 2018. The increase in the cash used in operating activities was primarily due to the decrease in net cash provided by related party of $421,078, offset by the decrease in net loss of $337,302 for the year ended February 28, 2019, compared to the year ended February 28, 2018.

We had no cash flow from investing activities during the years ended February 28, 2019 and 2018.

Net cash provided by financing activities was $30,000 during the year ended February 28, 2019, compared to $26,250 for the year ended February 28, 2018. The increase in the cash provided by financing activities was primarily due to the sale of newly issued common stock shares during the year ended February 28, 2019.

Net decrease in cash and cash equivalents was $33,903 for the year ended February 28, 2019, compared to net increase in cash and cash equivalents of $51,311 for the year ended February 28, 2018.

The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company’s audited financial statements for the fiscal years ended February 28, 2019 and February 28, 2018, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLCOSURES

There have been no changes in or disagreements with accountants regarding our accounting, financial disclosures or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act) pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that the design and operation of our disclosure controls and procedures are not effective due to the material weaknesses described below.

Management’s Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of February 28, 2019.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the audit of our financial statements as of February 28, 2019 and communicated the matters to our management.

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

To the extent reasonably possible given our limited resources, we are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended February 28, 2019.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position

Tijin Song (1)	55	Chairman of the Board, Chief Executive Officer (“CEO”) and President

Guoping Chen (2)	56	Director, interim Chief Financial Officer (“CFO”), Secretary and Treasurer

Yatao Wang (1)	35	Director

Liqiang Meng (1)	49	Director

Tung Ho Yu (1)	72	Director and Chief Marketing and Branding Officer

Hongbin Dong (1)	42	Director

Daoxin Zhang (1)	42	Director

______________

(1)	Each individual was appointed to the respective positions on March 15, 2019 and assumed the office on April 18, 2019.
(2)

Mr. Guoping Chen assumed the position of the director of the Company on March 1, 2017, became the president, secretary and treasurer of the Company on June 2, 2017 and resigned as the president on April 18, 2019.

Business Experience

Tijin Song, 55, is a co-founder, Chairman and Chief Executive Officer of China VTV Hong Kong. Mr. Song founded China VTV Hong Kong in 2015 and served as its Chairman and Chief Executive Officer since its inception. From 2004 to 2015, Mr. Tijin Song served as the Secretary of China Commission of Promotion of Publicity for the Undertakings of Chinese Disabled Persons where he organized and promoted a number of charitable projects and events. From 2000 to 2004, Mr. Song was the Manager of China Times. Mr. Song received a master’s degree from Nanjing University. We have determined it is in our best interest to appoint Mr. Song as a member of our Board and the CEO due to his business experience.

Guoping Chen, 56, the interim CFO, has been the Chairman of the board of Shanghai Fengxing Telecommunication Equipment Franchise Co., Ltd. and Shanghai Fengxing Telecommunication Services Co., Ltd. since 1999 and became the CEO, CFO, secretary, treasury and director of the Company in June 2017. In addition, Mr. Chen serves as a director of Shanghai Xujiahui Business Management School. Mr. Guoping Chen obtained an associate degree in business management from Shanghai Institute of Mechanical Technology.

Yatao Wang, 35, a co-founder of China VTV Hong Kong, serves as the President of Elion Financial Co., LTD, a subsidiary of Elion Group, since 2017, the Chief Advisor of Elion Foundation since 2015 and the chairperson of Shengya Yunding Payment Co., Ltd. since August 2017. Ms. Yatao Wang received a bachelor’s degree from Dongbei University of Finance and Economics. We have determined it is in our best interest to appoint Ms. Wang as a member of our Board due to her business experience.

Liqiang Meng, 49, a co-founder of China VTV Hong Kong, has been the Chairman of Lanchou Automobile Culture Development (Beijing) Co., Ltd. since November 2017, Beijing Gengtai Culture Development Co. Ltd. since October 2017, and Beijing Zhonglian Bo’ai Interactive Entertainment Co., Ltd since December 2014. Mr. Liqiang Meng has a bachelor degree from Hebei University. We have determined it is in our best interest to appoint Mr. Meng as a member of our Board due to his business experience.

Tung Ho Yu, 72, is the Chief Marketing and Branding Officer at China VTV Hong Kong since 2015. Previously he was the Chief Operating Officer of Asia Television Limited, a subsidiary of Phoenix Television, from 2002 to 2008, the executive vice president of Phoenix Television from 1996 till 2002, the Vice President of China Broadcasting International Economic and Technology Company from 1992 till 1996, and the President of Guangdong Radio and Television Company from 1989 to 1992. Mr. Tung Ho Yu served as a consultant from 2008 to 2015. Mr. Yu received a bachelor degree from Remin University in 1970. We have determined it is in our best interest to appoint Mr. Yu as a member of our Board and the Chief Marketing and Branding Officer due to his business experience and influence in the media industry.

Hongbin Dong, 42, is the Chairman of Shanghai Xiangdi Shiye Co., Ltd. since 2013, was Vice President of Gujing Group Computer Company from 2012 to 2013 and Manager at the Accounting Department of Gujing Group Export Import Trade Company from 2012 to 2013. Mr. Dong received a bachelor degree from Anhui University. We have determined it is in our best interest to appoint Mr. Dong as a member of our Board due to his business experience.

Daoxin Zhang, 42, is the President of Yatai Charitable Foundation since 2018 and a member of China Artists Association since 2014. Mr. Zhang is a professional artist specialized in Chinese traditional painting. Mr. Zhang received a bachelor of law from Hefei University of Technology. We have determined it is in our best interest to appoint Mr. Zhang as a member of our Board due to his work experience.

Family Relationships

There are no family relationships among any of our directors and executive officers.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The entire Board performs the functions that would be performed by a compensation committee. All of the directors participate in deliberations concerning the compensation paid to executive officers. The directors determine the compensation of the Company’s executives by assessing the value of each of its executives and collectively determine the amount of compensation required to retain the services of the company’s executives. We base the amount of compensation for our executives on negotiations between us and the executive. We did not perform any formal third party benchmarking or other market analysis with respect to the amount of such executive’s compensation

In approving compensation necessary to attract and retain our executive officers, the board of directors concluded that the salaries provided to our executive officers are reasonably competitive considering the nascent stage of development of our business. The objective of the compensation plan is to provide our executives with competitive remuneration for their skills such that we can retain our personnel for an extended period of time. We will review our compensation programs from time to time and take Company performance as well as general market conditions into account when implementing our compensation programs.

Our current sole director and executive officer during the fiscal year ended February 28, 2019 receives no compensation for his services as director and executive officer of the Company. From April 1, 2019, our named executive officers shall accrue compensation as stated below in the Narrative Disclosure to Summary Compensation Table. We further expect that the specific direction, emphasis and components of our executive compensation programs will evolve. Factors that may affect our compensation policies include the hiring of full-time employees, our future revenue growth and profitability, the implementation of our business plan and strategy and increasing complexity of our business.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through February 28, 2019.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Guoping Chen – President, Secretary, CEO, CFO, Treasurer	2018	-	-	-	-	-	0

Guoping Chen – President, Secretary, CEO, CFO, Treasurer	2019	-	-	-	-	-	0

Narrative Disclosure to Summary Compensation Table

The Company shall pay Mr. Tijin Song, the CEO, an annual salary of RMB 720,000 (approximately $107,036 USD), Mr. Guoping Chen, the interim CFO, an annual salary of RMB 360,000 (approximately $53,518 USD), and Mr. Tung Ho Yu, the Chief Marketing and Branding Officer, an annual salary of RMB 360,000 (approximately $53,518 USD), all of which compensation started accruing from April 1, 2019.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards as of February 28, 2019.

Employment Contracts

We are not a party to any employment agreements.

Director Compensation

No director of the Company received any compensation from the Company for services as director for the year ended February 28, 2019.

Board Committees

We have not formed any Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee or any other board committees as of the filing of this Annual Report. We currently do not have an audit committee financial expert on our Board of Directors because we believe that the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of April 24, 2019.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of April 24, 2019 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors and Officers and Shareholders	No. of Shares	% of Class
Guoping Chen, interim CFO, Treasurer, Secretary and Director (2)	30,000,000	28.57%

Tijin Song, Chairman of the Board, CEO and President (2)	28,000,000	26.67%
Yatao Wang, Director (2)	-	-
Liqiang Meng, Director (2)	-	-
Daoxin Zhang, Director(2)	500,000	0.48%
Hongbin Dong, Director(2)	1,500,000	1.43%
Tung Ho Yu, Director and Chief Marketing and Branding Officer (2)	-	-
Directors and Officers as a group (7 persons)	60,000,000	57.14%

______________

(1)	Based on 105,000,000 shares of common stock issued and outstanding as of April 24, 2019.
(2)	Unless otherwise stated, the address for each named officer and director is New Times Centre, 393 Jaffe Road, Suite 17A, Wan Chai, Hong Kong.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

During the year ended February 28, 2018, the Company received cash advances of $35,000 from Harald Stobbe, its former CEO for working capital purpose. The amounts due to the related party were unsecured, non-interest bearing, and with no set terms of repayment. On May 31, 2017, the former CEO of the Company forgave all the related party loan to the Company in a total of $50,663. This is reflected an increase in Additional-Paid-In-Capital in the financial statements.

During the year ended February 28, 2018, the Company received an aggregate of $438,601 from Guoping Chen, a shareholder of the Company for working capital purposes. As of February 28, 2018, the total amount owed to such shareholder of the Company was $438,601. The outstanding balances due to the related parties are unsecured, non-interest bearing, and with no set terms of repayment.

During the year ended February 28, 2019, the Company received $17,873 from Guoping Chen, a shareholder of the Company for working capital purposes. As of February 28, 2019, the total amount owed to such shareholder of the Company was $456,474. The outstanding balances due to the related parties are unsecured, non-interest bearing, and with no set terms of repayment.

Director Independence

As a development stage company, we have not adopted a standard of independence nor do we have a policy with respect to independence requirements for our board members or that a majority of our board be comprised of “independent directors.” We will review the independence standard established by the OTC Markets Group in the future.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

For the fiscal year ended February 28, 2019, we paid audit fees to our independent accountant of $16,000. For the fiscal year ended February 28, 2018, we paid audit fees to our independent accountant of $15,000.

Audit-related Fees, Tax Fees, and Others

For the fiscal years ended February 28, 2018 and 2019, we did not pay any audit-related fees, tax services or other fees to our independent accountant.

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2019 and 2018 were pre-approved by our Board.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA VTV LIMITED

Dated: April 30, 2019	By:	/s/ Tijin Song
Tijin Song
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tijin Song
Tijin Song	President, Chief Executive Officer and Chairman of the Board	April 30, 2019

/s/ Guoping Chen
Guoping Chen	Interim Chief Financial Officer, Secretary, Treasurer and Director	April 30, 2019

/s/ Tung Ho Yu
Tung Ho Yu	Chief Marketing and Branding Officer and Director	April 30, 2019

/s/ Yatao Wang
Yatao Wang	Director	April 30, 2019

/s/ Liqiang Meng
Liqiang Meng	Director	April 30, 2019

/s/ Daoxin Zhang
Daoxin Zhang	Director	April 30, 2019

/s/ Hongbin Dong
Hongbin Dong	Director	April 30, 2019

EXHIBIT INDEX

3.1	Articles of Incorporation (1)

3.2	By-Laws Inc. (1)

10.1	Share Exchange Agreement, dated March 15, 2019 (2)

10.2	Pledge Agreement, dated March 15, 2019 (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

+

The following materials, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

_________________

(1)	Incorporated by reference from the Company’s S-1 filed with the Commission on April 30, 2015.
(2)	Incorporated by reference to the current report on Form 8-K filed on March 21, 2019.
(3)	Filed herewith.

CHINA VTV LIMITED

FINANCIAL STATEMENTS

February 28, 2019

Audit • Tax • Consulting • Financial Advisory Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Director and Stockholders of

CHINA VTV LIMITED

Opinion on the Financial Statements

We have audited the accompanying balance sheets of China VTV Limited (the Company) as of February 28, 2019 and 2018, the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended February 28, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at February 28, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended February 28, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that China VTV Limited will continue as a going concern. As described in Note 1 to the financial statements, the Company has incurred losses from operations, has a working capital deficit, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2017.

Diamond Bar, California

April 16, 2019

KCCW Accountancy Corp. 3333 S Brea Canyon Rd. #206, Diamond Bar, CA 91765, USA Tel: +1 909 348 7228 • Fax: +1 909 895 4155 • info@kccwcpa.com

CHINA VTV LIMITED

BALANCE SHEETS

	February 28,	February 28,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$17,548	$51,451
Total Assets	$17,548	$51,451

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$23,163	$14,352
Due to related parties	456,474	438,601
Total current liabilities	479,637	452,953

Total liabilities	479,637	452,953

Stockholders’ deficit
Common stock, par value $0.001; 600,000,000 shares authorized, 105,000,000 and 75,000,000 shares issued and outstanding at February 28, 2019 and 2018, respectively	105,000	75,000
Additional paid-in capital	10,663	10,663
Accumulated deficit	(557,752)	(487,165)
Total Stockholders’ deficit	(462,089)	(401,502)

Total Liabilities and Stockholders’ Deficit	$17,548	$51,451

The accompanying notes are an integral part of these financial statements.

CHINA VTV LIMITED

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED FEBRUARY 28, 2019 AND 2018

	2019	2018

Net sales	$-	$-
General and administrative expenses	90,587	427,889
Loss from operations	(90,587)	(427,889)

Loss before income tax	(90,587)	(427,889)
Provision for income tax	-	-
Net loss	$(90,587)	$(427,889)

Net loss per common share
Basic and Diluted	$(0.00)	$(0.01)
Weighted average number of common shares outstanding
Basic and Diluted	93,000,000	54,431,507

The accompanying notes are an integral part of these financial statements.

CHINA VTV LIMITED

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amounts	Capital	Deficit	Total
Balance at February 28, 2017	48,750,000	$48,750	$(40,000)	$(59,276)	$(50,526)
Issuance of common stock for cash	26,250,000	26,250	-	-	26,250
Related party loan forgiveness	-	-	50,663	-	50,663
Net loss	-	-	-	(427,889)	(427,889)
Balance at February 28, 2018	75,000,000	$75,000	$10,663	$(487,165)	$(401,502)
Issuance of common stock for cash	30,000,000	30,000	-	-	30,000
Net loss	-	-	-	(90,587)	(90,587)
Balance at February 28, 2019	105,000,000	$105,000	$10,663	$(577,752)	$(462,089)

The accompanying notes are an integral part of these financial statements.

CHINA VTV LIMITED

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 28, 2019 AND 2018

	2019	2018
Cash flows from operating activities
Net loss	$(90,587)	$(427,889)
Changes in assets and liabilities:
Increase in accrued expenses	8,811	13,999
Increase in due to related party	17,873	438,951
Net cash provided by (used in) operating activities	(63,903)	25,061

Cash flows from financing activities
Proceeds from issuance of common stock	30,000	26,250
Net cash provided by financing activities	30,000	26,250

Net increase (decrease) in cash and cash equivalents	(33,903)	51,311

Cash and cash equivalents
Beginning	51,451	140
Ending	$17,548	$51,451

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	$-	$-
Interest expense	$-	$-

Non-cash financing and investing activities
Related party debt forgiven	$-	$50,663

The accompanying notes are an integral part of these financial statements.

CHINA VTV LIMITED

NOTES TO FINANCIAL STATEMENTS FEBRUARY 28, 2019

NOTE 1 – NATURE OF BUSINESS AND GOING CONCERN

China VTV Limited (the “Company”) was incorporated in the State of Nevada on February 19, 2015 and established a fiscal year end of February 28. The Company has conducted limited business operations and had no revenues from operations since its inception. The Company was organized to sell Bamboo T-Shirts over the internet. On February 9, 2018, T-Bamm filed a Certificate of Amendment to Articles of Incorporation, as amended, with the Nevada Secretary of State to amend the Company’s Articles of Incorporation to change the name of the corporation to “China VTV Limited”. The Company is in active discussions with an operating business affiliated with its sole director and executive officers regarding potential acquisition.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of February 28, 2019, the Company had a working capital deficiency of $462,089 and has incurred losses since its inception resulting in an accumulated deficit of $577,752. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company upon signing of that agreement.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the balance sheets, statements of operations, stockholders’ equity (deficit) and cash flows of the Company. These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of February 28, 2019 and 2018, the Company’s cash and cash equivalents amounted $17,548 and $51,451, respectively.

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

Loss Per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company. For the years ended February 28, 2019 and 2018, there were no common stock equivalents outstanding.

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

Valuation of deferred tax assets: A valuation allowance is recorded to reduce its deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for the valuation allowance, management considers, among other things, projections of future taxable income and ongoing prudent and feasible tax planning strategies. If the Company determines that sufficient negative evidence exists, then it will consider recording a valuation allowance against a portion or all of the deferred tax assets in that jurisdiction. If, after recording a valuation allowance, the Company’s projections of future taxable income and other positive evidence considered in evaluating the need for a valuation allowance prove, with the benefit of hindsight, to be inaccurate, it could prove to be more difficult to support the realization of its deferred tax assets. As a result, an additional valuation allowance could be required, which would have an adverse impact on its effective income tax rate and results. Conversely, if, after recording a valuation allowance, the Company determines that sufficient positive evidence exists in the jurisdiction in which the valuation allowance was recorded, it may reverse a portion or all of the valuation allowance in that jurisdiction. In such situations, the adjustment made to the deferred tax asset would have a favorable impact on its effective income tax rate and results in the period such determination was made. In determining the need for a valuation allowance, management reviewed both positive and negative evidence pursuant to the requirements of ASC Topic 740. At February 28, 2019 and 2018, management concluded that it is more likely than not that the Company would not realize benefits of its net deferred tax assets. The Company will continue to evaluate the need for a valuation allowance in future periods based upon the criteria as provided for under ASC Topic 740.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in its financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of February 28, 2019 and 2018, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net loss or accumulated deficit.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued and their potential effect on our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company received cash advances from a shareholder of the Company for working capital purpose. The aggregate amounts owing to the shareholder were $456,474 and $438,601 as of February 28, 2019 and 2018, respectively. The outstanding balances due to the shareholder are unsecured, non-interest bearing, and due on demand.

NOTE 5 – INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and local jurisdictions. The Company is not currently under examination by the Internal Revenue Service or any state income tax authorities. The 2015 through 2017 tax years remain subject to examination by the Internal Revenue Service.

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	For the Year Ended February 28,
	2019	2018

Net loss before income taxes per financial statements	$(90,587)	$(427,889)
Federal income tax rate	21%	21%
Income tax recovery	(19,023)	(89,857)
Non-deductible temporary differences	–	–
Valuation allowance change	19,023	89,857
Provision for income taxes	$–	$–

The significant component of deferred income tax assets at February 28, 2019 and 2018 is as follows:

	February 28, 2019	February 28, 2018
Net operating loss carry-forward	$108,880	$89,857
Valuation allowance	(108,880)	$(89,857)
Net deferred income tax assets	$–	$–

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The 21% Federal Tax Rate will apply to earnings reported for the full 2018 fiscal year. In addition, the Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. As of February 28, 2019, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and allowance valuation of deferred tax assets at February 28, 2019 resulted in a net effect of $0 discrete tax expenses (benefit) for the year ended February 28, 2019. The provisional remeasurement amount is anticipated to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to net operating loss carryover.

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

For the years ended February 28, 2019 and 2018, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended February 28, 2019 and 2018. As of February 28, 2019, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Due to a subsequent change in control, certain losses may not be available for carryforward under Section 382 of the Internal Revenue Code.

NOTE 6 – SUBSEQUENT EVENT

On March 15, 2019, the Company and Mr. Guoping Chen, the Principal Executive Officer and President of the Company, entered into a share exchange agreement (the “Share Exchange Agreement”) with China VTV Limited. (“China VTV”), a Hong Kong company, and all of the shareholders of China VTV ( “China VTV Shareholders”), pursuant to which the Company shall acquire all of the issued and outstanding shares of common stock of China VTV from its Shareholders by issuing an aggregate of 110,550,000 restricted shares of common stock of the Company (the “Stock Exchange”) to China VTV Shareholders pro rata upon closing of the Stock Exchange. As a result of the Stock Exchange, China VTV shall become a wholly-owned subsidiary of the Company and China VTV Shareholders shall collectively own approximately 51.29% of the then issued and outstanding shares of the Company’s common stock on a fully diluted basis. Within three (3) months from the closing of the Stock Exchange, China VTV and Mr. Tijin Song, the Chairman and President of China VTV, shall make a payment of $300,000 dollars (the “Loans”) to Guoping Chen who has loaned such amount to the Company for its operations. Subject to closing conditions and satisfactory due diligence, the Stock Exchange is expected to close on March 29, 2019 or another date as all the parties to the Share Exchange Agreement shall mutually agree. In connection with the execution of the Share Exchange Agreement, on March 15, 2019, Mr. Tijin Song signed a stock pledge agreement (the “Pledge Agreement”) to pledge his shares of common stock in the Company to be issued upon closing to Mr. Guoping Chen as a security for the full performance of the Share Exchange Agreement by China VTV and Mr. Song.

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of February 28, 2019 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

******

