Form 10-Q
period 2019-05-31
China VTV Ltd
filed 2019-07-15
CIK 1639234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

Commission File Number 333-203754

CHINA VTV LIMITED
(Exact name of registrant as specified in its charter)

Nevada	47-3176820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

New Times Centre, 393 Jaffe Road, Suite 17A, Wan Chai, Hong Kong

(Address of principal executive offices)(Zip Code)

+85267353339

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of July 10, 2019, there were 220,550,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

CHINA VTV LIMITED.

CHINA VTV LIMITED

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	May 31,	February 28,
	2019	2019

Assets
Current Assets
Cash and cash equivalents	$10,051	$17,548
Total current assets	10,051	17,548
Total Assets	$10,051	$17,548

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued expenses	39,206	23,163
Due to related parties	672,465	592,739
Total current liabilities	711,671	615,902

Total liabilities	711,671	615,902

Stockholders’ Deficit
Common stock, par value $0.001, 600,000,000 shares authorized, 220,550,000 and 105,000,000 shares issued and outstanding as of May 31, 2019 and February 28, 2019, respectively	220,550	105,000
Additional paid-in capital	2,096,778	2,212,328
Accumulated deficit	(3,017,958)	(2,914,919)
Accumulated other comprehensive income (loss)	(990)	(763)
Total stockholders’ deficit	(701,620)	(598,354)

Total Liabilities and Stockholders’ Deficit	$10,051	$17,548

The accompanying notes are an integral part of these consolidated financial statements.

CHINA VTV LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME(LOSS)

(UNAUDITED)

	For the Three Months
	Ended May 31,
	2019	2018

Sales revenue, net	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Operating expenses
Research and development expenses	-	862,142
General and administrative expenses	103,039	16,614
Total operating expenses	103,039	878,756

Loss from operations	(103,039)	(878,756)

Loss before income taxes	(103,039)	(878,756)

Provision for income taxes	-	-

Net loss	$(103,039)	$(878,756)

Other Comprehensive Income (Loss):
Net loss	$(103,039)	$(878,756)
Foreign currency translation adjustment, net of tax	(227)	482
Comprehensive Loss	$(103,266)	$(878,274)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	137,655,435	75,000,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA VTV LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months
	Ended May 31,
	2019	2018

Cash Flows from Operating Activities
Net loss	$(103,039)	$(878,756)
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	16,020	(925)
Increase in due to related parties	79,522	3,442
Net cash used in operating activities	(7,497)	(876,239)

Cash Flows from Financing Activities
Capital contribution from the shareholder	-	862,140
Net cash provided by financing activities	-	862,140

Net decrease in cash and cash equivalents	(7,497)	(14,099)

Cash and Cash Equivalents
Beginning	17,548	51,451
Ending	$10,051	$37,352

Supplemental Disclosure of Cash Flows
Cash paid during the period for:
Interest expenses	$-	$-
Income taxes	$-	$-
Noncash Financing and Investing Activities:
Issuance of common stock for equity acquisition	$2,201,665	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA VTV LIMITED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three Months Ended May 31, 2019
					Accumulated
	Common Stock		Additional		Other	Stockholders’
	Number of		Paid-in	Accumulated	Comprehensive	Equity
	shares	Amounts	Capital	Deficit	Income (Loss)	(Deficit)
Balance at February 28, 2019	105,000,000	$105,000	$2,212,328	$(2,914,919)	$(763)	$(598,354)
Foreign currency translation	-	-	-	-	(227)	(230)
Issuance of common stock for the acquisition of China VTV Ltd.	115,550,000	115,550	(115,550)	-	-	-
Net loss for the period	-	-	-	(103,039)	-	(103,036)
Balance at May 31, 2019	220,550,000	$220,550	$2,096,778	$(3,017,958)	$(990)	$(701,620)

For the Three Months Ended May 31, 2018
					Accumulated
	Common Stock		Additional		Other	Stockholders’
	Number of		Paid-in	Accumulated	Comprehensive	Equity
	shares	Amounts	Capital	Deficit	Income (Loss)	(Deficit)
Balance at February 28, 2018	75,000,000	$75,000	$10,663	$(1,949,895)	$364	$(1,864,596)
Net loss for the period	-	-	-	(878,756)	-	(878,756)
Foreign currency translation	-	-	-	-	484	484
Balance at May 31, 2018	75,000,000	$75,000	$10,663	$(2,828,651)	$120	$(2,742,868)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA VTV LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2019

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

China VTV Limited (Formerly T-Bamm) (the “Company”) was incorporated in the State of Nevada on February 19, 2015 and established a fiscal year end of February 28. The Company has conducted limited business operations and had no revenues from operations since its inception. The Company was organized to sell Bamboo T-Shirts over the internet. On February 9, 2018, the Company changed its name from T-Bamm to “China VTV Limited”. The Company is no longer in the Bamboo T-Shirt business.

China VTV Ltd. (“China VTV”) was incorporated on January 9, 2015 under the laws of Hong Kong. The business plan of China VTV is developing an Over-The-Top (the “OTT”) streaming media platform and distributing licensed and self-produced programs directly to its audience over the internet. As of May 31, 2019, China VTV has conducted limited business operations and had no revenues from operations since its inception.

On March 15, 2019, the Company, China VTV and its shareholders entered into a share purchase/ exchange agreement (the “Share Exchange Agreement”), pursuant to which the Company issued an aggregate of 110,550,000 shares of its common stock to all of the shareholders of China VTV in prorated amounts in exchange for all of the issued and outstanding equity interests of China VTV on the Closing Date (defined below).

Effective on May 6, 2019 (the "Closing Date"), pursuant to the Share Exchange Agreement, the Company issued an aggregate of 115,550,000 shares of our common stock to the shareholders of China VTV in exchange for all of the issued and outstanding equity interests of China VTV and five individuals who provided prior services to China VTV. As a result, China VTV has become a wholly-owned subsidiary of the Company. The acquisition of China VTV is treated as a reverse acquisition (the “Reverse Merger”), and the business of China VTV became the business of the Company. At the time of the Reverse Merger, the Company was not engaged in any active business.

Effective on January 31, 2019, China VTV changed its fiscal year end to February 28.

Basis of Presentation

The accompanying consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net loss nor accumulated deficit.

Research and Development Expenses

Research and development costs are generally expensed as incurred. Research and development expenses mainly consist of the costs incurred in the development and improvement of the Company’s OTT service platform. Research and development expenses were $0 and $862,142 for the three months ended May 31, 2019 and 2018, respectively.

Translation Adjustment

The accounts of China VTV were maintained, and its financial statements were expressed, in Hong Kong Dollar (“HKD”). Such financial statements were translated into U.S. Dollars (“$” or “USD”) in accordance ASC 830, “Foreign Currency Matters”, with the HKD as the functional currency. Pursuant to the ASC 830, all assets and liabilities are translated at the current exchange rate, stockholders’ equity(deficit) are translated at the historical rates, and income statement items are translated at an average exchange rate for the period.

The resulting translation adjustments are reported under accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit).

Comprehensive Income (Loss)

Comprehensive income (loss) includes accumulated foreign currency translation gains and losses. The Company has reported the components of comprehensive income (loss) on its consolidated statements of stockholders’ equity(deficit) and consolidated statements of operations and comprehensive income (loss).

Fair Value Measurements

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

The carrying values of certain assets and liabilities of the Company, such as due to related party, approximate to fair value due to their relatively short maturities.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued and their potential effect on the consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on its consolidated financial statements.

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of May 31, 2019, the Company had a working capital deficiency of $701,620 and has incurred losses since its inception resulting in an accumulated deficit of $3,017,958. During the three months ended May 31, 2019, the Company incurred a net loss of $103,039. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company upon signing of that agreement.

The Company faces all the risks common to companies at development stage, including capitalization and uncertainty of funding sources, high initial research and development expenditure levels, uncertain revenue streams, and difficulties in managing growth. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its planned business. The Company plans to seek additional funds through capital contributions and loans from its stockholders, officers, and directors. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. ACCRUED EXPENSES

Accrued expenses consist of the following:

	May 31,	February 28,
	2019	2019
Accrued salaries	$26,472	$-
Accrued professional fees	12,734	23,163
Total	$39,206	$23,163

NOTE 4. RELATED PARTY TRANSACTIONS

The related parties of the Company with whom transactions are reported in these consolidated financial statements are as follows:

Name of entity or Individual	Relationship with the Company and its subsidiary
Tijing Song	Shareholder, Chairman of the Board, CEO and President
Guoping Chen	Shareholder, Director, interim CFO, Secretary and Treasurer

Due to related parties

	May 31,	February 28,
	2019	2019
Due to Guoping Chen	$521,474	$456,474
Due to Tijing Song	150,991	136,265
Total	$672,465	$592,739

The Company has received advances from its related parties for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. The advances bear no interest and are due on demand.

NOTE 5. STOCKHOLDERS’ DEFICIT

The Company’s capitalization is comprised of 600,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. On April 18, 2018, the Company filed a Certificate of Amendment to Articles of Incorporation, as amended, with the Nevada Secretary of State to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 75,000,000 to 600,000,000 shares, par value of $0.001 per share.

Pursuant to the Share Exchange Agreement (See Note 1), the Company issued an aggregate of 115,550,000 shares of common stock to the shareholders of China VTV and five individuals who provided prior services to China VTV on May 6, 2019.

NOTE 6. INCOME TAXES

United States

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

Hong Kong

China VTV was incorporated in Hong Kong and is subject to Hong Kong profits tax at 16.5%. No provision for Hong Kong income or profit tax has been made as the China VTV has no assessable profit for the period from January 9, 2015 (date of inception) to May 31, 2019. The Company has provided a full valuation allowance on the deferred tax assets for the net operating loss carry-forward because of the uncertainty regarding its realizability.

Provision for income tax expense (benefit) consists of the following:

	For the Three Months ended May 31,
	2019	2018
Current
USA	$-	$-
Hong Kong	-	-

Deferred
USA
Deferred tax assets for NOL carryforwards	(13,034)	(3,187)
Valuation allowance	13,034	3,187
Net changes in deferred income tax expense (benefit) under non-current portion	-	-

Hong Kong
Deferred tax assets for NOL carryforwards	(6,760)	(142,491)
Valuation allowance	6,760	142,491
Net changes in deferred income tax expense (benefit) under non-current portion	-	-

Total provision for income tax expense (benefit)	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Three Months Ended May 31,
	2019	2018

U.S. statutory tax benefit	(21.0)%	(21.0)%
Change in deferred tax asset valuation allowance	21.0%	21.0%
Hong Kong statutory tax benefit	(16.5)%	(16.5)%
Change in deferred tax asset valuation allowance	16.5%	16.5%
Effective income tax rate	0.0%	0.0%

The significant component of deferred income tax assets at May 31, 2019 and February 28, 2019 is as follows:

	May 31, 2019	February 28, 2019
Net operating loss carry-forward	$526,755	$506,960
Valuation allowance	(526,755)	(506,960)
Net deferred income tax assets	$–	$–

NOTE 7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of May 31, 2019 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Organization and Business Operations

China VTV Limited (the “Company,” “we,” “us,” or “our”) was incorporated under the laws of the State of Nevada on February 19, 2015. On February 9, 2018, we filed with the Nevada Secretary of State to change the name of our corporation from “T-Bamm” to “China VTV Limited”.

China VTV Ltd. (“China VTV”) was incorporated on January 9, 2015 under the laws of Hong Kong. The business of China VTV is developing an Over-The-Top (the “OTT”) streaming media platform and distributing licensed and self-produced programs directly to its audience over the internet. As of May 31, 2019, China VTV has conducted limited business operations and had no revenues from operations since its inception.

Pursuant to the Share Exchange Agreement dated March 15, 2019, on May 6, 2019, we issued an aggregate of 115,550,000 shares of our common stock to the shareholders of China VTV in exchange for all of the issued and outstanding equity interests of China VTV and five individuals who provided prior services to China VTV. As a result, China VTV has become our wholly-owned subsidiary. The acquisition of China VTV is treated as a reverse acquisition, and the business of China VTV became our business.

We have not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, February 19, 2015, through May 31, 2019, we had an accumulated deficit of $3,017,958.

Going Concern

Our auditor has indicated in their report on our financial statements for the fiscal year ended February 28, 2019, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

We did not generate any revenues during the three months ended May 31, 2019.

Research and Development Expenses

Research and development expenses decreased by $862,142, or 100%, to $0 for the three months ended May 31, 2019, as compared to $862,142 for the three months ended May 31, 2018. Research and development expenses mainly consist of the costs incurred in the development and improvement of the Company’s OTT service platform. The decrease in those expenses was primarily because the Company did not engage in any research and development activities for the quarter ended May 31, 2019.

General and Administrative Expenses

General and administrative expenses increased by $86,425, or 520%, to $103,039 for the three months ended May 31, 2019, as compared to $16,614 for the three months ended May 31, 2018. The increase in general and administrative expenses was primarily due to the increase in professional legal fees of $40,268, the increase in executive compensation of $26,447, and the increase in travel expenses of $7,847 during the three months ended May 31, 2019, compared to the same period ended in May 31, 2018.

Net Loss

Our net loss decreased by $775,717, or 88%, to $103,039 for the three months ended May 31, 2019, as compared to $878,756 for the three months ended May 31, 2018. The decrease in net loss was a result of the decrease in research and development expenses, offset by the increase in general and administrative expenses.

Capital Resources and Liquidity

As of May 31, 2019, we had cash and cash equivalent of $10,051 compared to $17,548 as of February 28, 2019. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be sufficient to satisfy our liquidity requirements for the next three months. As of May 31, 2019, we have incurred operating losses of $3,017,958 since inception. As of May 31, 2019, we had a working capital deficit of $701,620.

Net cash used in operating activities during the three months ended May 31, 2019, was $7,497, compared to $876,239 for the three months ended May 31, 2018. The decrease in the cash used in operating activities was primarily due to the decrease in net loss for the three months ended May 31, 2019.

Net cash provided by financing activities during the three months ended May 31, 2019, was $0, compared to $862,140 for the three months ended May 31, 2018. The decrease in the cash provided by financing activities was primarily due to the capital contribution from shareholder of $862,140 during the three months ended March 31, 2018.

We require additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We expect to incur marketing, professional and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. We intend to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

If we cannot raise additional funds, we will have to cease business operations. As a result, our common stock investors would lose all of their investment.

Off-balance sheet arrangements

As of May 31, 2019, other than the situation described in the section titled Capital Recourses and Liquidity, we had no off-balance sheet arrangements that had or were reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued and their potential effect on the consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of May 31, 2019.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures is also based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

As disclosed in a current report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2019, pursuant to a Share Exchange Agreement, we issued an aggregate of 115,550,000 shares of common stock of the Company to the shareholders of China VTV Ltd., a wholly owned subsidiary of the Company formed under the laws of Hong Kong, and five individuals who provided prior services to China VTV Ltd. on May 6, 2019. Such issuance was exempted from registration pursuant to Regulation S promulgated under the Securities Act because the offer or sale was made in an offshore transaction and no directed selling efforts were made in the United States by the Company, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mining Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed herewith:

Exhibit No.	Description
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China VTV Limited
(Registrant)

Date: July 15, 2019	By:	/s/ Tijin Song
Tijin Song
Principal and Executive Officer

