Form 10-Q
period 2019-08-31
China VTV Ltd
filed 2019-10-21
CIK 1639234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

As of October 14, 2019, there were 220,550,000 shares of common stock issued and outstanding.

2

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” which discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” and negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K and its amendment filed with the Securities and Exchange Commission (the “SEC”); in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report, and information contained in other reports that we file with the SEC. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

There are important factors that could cause actual results to vary materially from those described in this report as anticipated, estimated or expected, including, but not limited to: competition in the industry in which we operate and the impact of such competition on pricing, revenues and margins, volatility in the securities market due to the general economic downturn; SEC regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward- looking statements, even if new information becomes available in the future. Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available. Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock. Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

3

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

CHINA VTV LIMITED.

CHINA VTV LIMITED

CONSOLIDATED BALANCE SHEETS

	August 31,	February 28,
	2019	2019
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$6,701	$17,548
Total current assets	6,701	17,548
Property, plant, and equipment, net	106,101	-
Total Assets	$112,802	$17,548

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	1,275	-
Accrued expenses	100,939	23,163
Due to related parties	826,574	592,739
Total current liabilities	928,788	615,902
Total liabilities	928,788	615,902
Stockholders’ Deficit
Common stock, par value $0.001, 600,000,000 shares authorized, 220,550,000 and 105,000,000 shares issued and outstanding as of August 31, 2019 and February 28, 2019, respectively	220,550	105,000
Additional paid-in capital	2,096,778	2,212,328
Accumulated deficit	(3,132,436)	(2,914,919)
Accumulated other comprehensive income (loss)	(878)	(763)
Total stockholders’ deficit	(815,986)	(598,354)
Total Liabilities and Stockholders’ Deficit	$112,802	$17,548

The accompanying notes are an integral part of these consolidated financial statements.

CHINA VTV LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	August 31,		August 31,
	2019	2018	2019	2018

Net revenue	$3,828	$-	$3,828	$-
Cost of revenue	1,276	-	1,276	-
Gross profit	2,552	-	2,552	-

Research and development expenses	-	-	-	862,142
General and administrative expenses	117,030	17,520	220,069	34,134
Total operating expense	114,478	17,520	220,069	896,276

Loss from operations before income taxes	(114,478)	(17,520)	(217,517)	(896,276)
Provision for income tax	-	-	-	-

Net loss	$(114,478)	$(17,520)	$(217,517)	$(896,276)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	112	1,662	(115)	2,144
Comprehensive income (loss)	$(114,366)	$(15,858)	$(217,632)	$(894,132)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average number of common shares outstanding:
Basic and diluted	220,550,000	87,391,304	179,102,717	81,195,652

The accompanying notes are an integral part of these consolidated financial statements.

CHINA VTV LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months
	Ended August 31,
	2019	2018

Cash Flows from Operating Activities
Net loss	$(217,517)	$(896,276)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,023	-
Changes in assets and liabilities:
Increase in accounts payable	1,275	-
Increase (decrease) in accrued expenses	77,811	(5,476)
Increase (decrease) in due to related parties	233,727	(23,502)
Net cash provided by (used in) operating activities	100,319	(925,254)

Cash Flows from Investing Activities
Purchase of equipment	(111,166)	-
Net cash used in investing activities	(111,166)	-

Cash Flows from Financing Activities
Capital contribution from the shareholder	-	864,539
Issuance of common stock	-	30,000
Net cash provided by financing activities	-	894,539

Net decrease in cash and cash equivalents	(10,847)	(30,715)

Cash and Cash Equivalents
Beginning	17,548	51,451
Ending	$6,701	$20,736

Supplemental Disclosure of Cash Flows
Cash paid during the period for:
Interest expenses	$-	$-
Income taxes	$-	$-
Noncash Financing and Investing Activities:
Issuance of common stock for equity acquisition	$2,201,665	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA VTV LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three and Six Months Ended August 31, 2019

	Common Stock		Additional		Accumulated Other	Stockholders’
	Number of shares	Amounts	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Equity (Deficit)
Balance at February 28, 2019	105,000,000	$105,000	$2,212,328	$(2,914,919)	$(763)	$(598,354)
Issuance of common stock for the acquisition of China VTV Ltd.	115,550,000	115,550	(115,550)	-	-	-
Net loss for the period	-	-	-	(103,039)	-	(103,039)
Foreign currency translation	-	-	-	-	(227)	(227)
Balance at May 31, 2019	220,550,000	$220,550	$2,096,778	$(3,017,958)	$(990)	$(701,620)
Net loss for the period	-	-	-	(114,478)	-	(114,478)
Foreign currency translation	-	-	-	-	112	112
Balance at August 31, 2019	220,550,000	$220,550	$2,096,778	$(3,132,436)	$(878)	$(815,986)

For the Three and Six Months Ended August 31, 2018

	Common Stock		Additional		Accumulated Other	Stockholders’
	Number of shares	Amounts	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Equity (Deficit)
Balance at February 28, 2018	75,000,000	$75,000	$10,663	$(1,949,895)	$(364)	$(1,864,596)
Net loss for the period	-	-	-	(878,756)	-	(878,756)
Foreign currency translation	-	-	-	-	484	484
Balance at May 31, 2018	75,000,000	$75,000	$10,663	$(2,828,651)	$120	$(2,742,868)
Net loss for the period	-	-	-	(17,520)	-	(17,520)
Foreign currency translation	-	-	-	-	1,662	1,662
Balance at August 31, 2018	75,000,000	$75,000	$10,663	$(2,846,171)	$1,782	$(2,758,726)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA VTV LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2019

NOTE 1. ORGANIZATION AND BUSINESS BACKGROUND

China VTV Limited (formerly known as “T-Bamm,” the “Company”) was incorporated in the State of Nevada on February 19, 2015 and established a fiscal year end of February 28. The Company is a holding company and has not carried out substantive business operations of its own. The Company was organized to sell Bamboo T-Shirts over the internet. On February 9, 2018, the Company changed its name from T-Bamm to “China VTV Limited”. The Company is no longer in the Bamboo T-Shirt business.

China VTV Ltd. (“China VTV”) was incorporated on January 9, 2015 under the laws of Hong Kong. China VTV is developing an Over-The-Top (the “OTT”) platform that distributes streaming media as a standalone product directly to viewers over the Internet, bypassing telecommunications, multichannel television, and broadcast television platforms that traditionally act as a controller or distributor of such content.

On March 15, 2019, the Company, China VTV and its shareholders entered into a share purchase/ exchange agreement (the “Share Exchange Agreement”), pursuant to which the Company issued an aggregate of 110,550,000 shares of its common stock to all of the shareholders of China VTV in prorated amounts in exchange for all of the issued and outstanding equity interests of China VTV on May 6, 2019 (the “Closing Date”).

Effective on the Closing Date, pursuant to the Share Exchange Agreement, the Company issued an aggregate of 115,550,000 shares of common stock of the Company to the shareholders of China VTV in exchange for all of the issued and outstanding equity interests of China VTV and five individuals who provided prior services to China VTV. As a result, China VTV has become a wholly-owned subsidiary of the Company. The acquisition of China VTV is treated as a reverse acquisition (the “Reverse Merger”), and the business of China VTV became the business of the Company. At the time of the Reverse Merger, the Company was not engaged in any active business.

Effective on January 31, 2019, China VTV changed its fiscal year end to February 28.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial information referred to above has been prepared and presented in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The interim financial information has been prepared on a basis consistent with prior interim periods and years and includes all disclosures that are necessary and required by applicable laws and regulations. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended February 28, 2019.

Principal of Consolidation

The accompanying consolidated financial statements, including the accounts of the Company and its wholly-owned subsidiary, China VTV Ltd., a Hong Kong corporation. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of August 31, 2019, and February 28, 2019, the Company had $6,701 and $17,548 in cash and cash equivalents, respectively.

Property, Plant, and Equipment

Property, plant, and equipment is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property, plant, and equipment under capital leases, generally based on the following useful lives:

Estimated Life
Office Equipment and Furniture	3 years

Impairment of Long-Lived Assets:

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed to be reported at the lower of the carrying amount or the fair value less costs to sell.

Reclassification

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net loss nor accumulated deficit.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to a customer. Topic 606 requires the Company to recognize revenues when control of the promised goods or services and receipt of payment is probable. The Company recognizes revenue based on the five criteria for revenue recognition established under Topic 606: 1) identify the contract, 2) identify separate performance obligations, 3) determine the transaction price, 4) allocate the transaction price among the performance obligations, and 5) recognize revenue as the performance obligations are satisfied.

The Company adopted Topic 606 effective March 1, 2019 and began to generate revenue during the six months ended August 31, 2019. The Company sells advertising services to third-party advertising agencies and advertisers. Advertising contracts are signed to establish the price and advertising services to be provided. Pursuant to the advertising contracts, the Company provides advertisement placements on its OTT platform in different formats, including but not limited to video, banners, links, logos, brand placement and buttons. The Company performs a credit assessment of the customer to assess the collectability of the contract price prior to entering into contracts. For contracts where the Company provides customers with multiple performance obligations, primarily for advertisements to be displayed in different spots, placed under different forms and occur at different times, the Company would evaluate all the performance obligations in the arrangement to determine whether each performance obligation is distinct. Consideration is allocated to each performance obligation based on its standalone selling price and revenue is recognized as each performance obligation is satisfied by displaying the advertisements in accordance with the advertising contracts.

Research and Development Expenses

Research and development costs are generally expensed as incurred. Research and development expenses mainly consist of the costs incurred in the development and improvement of the Company’s OTT service platform. Research and development expenses were $0 and $862,142 for the six months ended August 31, 2019 and 2018, respectively.

Translation Adjustment

The accounts of China VTV were maintained, and its financial statements were expressed, in Hong Kong Dollar (“HKD”). Such financial statements were translated into U.S. Dollars (“$” or “USD”) in accordance ASC 830, “Foreign Currency Matters”, with the HKD as the functional currency. Pursuant to the ASC 830, all assets and liabilities are translated at the current exchange rate, stockholders’ equity (deficit) are translated at the historical rates, and income statement items are translated at an average exchange rate for the period.

The resulting translation adjustments are reported under accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit).

Comprehensive Income (Loss)

Comprehensive income (loss) includes accumulated foreign currency translation gains and losses. The Company has reported the components of comprehensive income (loss) on its consolidated statements of stockholders’ equity (deficit) and consolidated statements of operations and comprehensive income (loss).

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

The carrying values of certain assets and liabilities of the Company, such as accounts payable and accrued expenses, approximate to fair value due to their relatively short maturities.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued and their potential effect on the consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on its consolidated financial statements.

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of August 31, 2019, the Company had a working capital deficiency of $922,087 and has incurred losses since its inception resulting in an accumulated deficit of $3,132,436. During the six months ended August 31, 2019, the Company incurred a net loss of $217,517. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company upon signing of that agreement.

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

NOTE 4. ACCRUED EXPENSES

Accrued expenses consist of the following:

	August 31,	February 28,
	2019	2019
Accrued salaries	$87,134	$-
Accrued professional fees	13,805	23,163
Total	$100,939	$23,163

NOTE 5. RELATED PARTY TRANSACTIONS

The related parties of the Company with whom transactions are reported in these consolidated financial statements are as follows:

Name of entity or Individual	Relationship with the Company and its subsidiary
Tijing Song	Shareholder, Chairman of the Board, CEO and President
Guoping Chen	Shareholder, Director, interim CFO, Secretary and Treasurer

Due to related parties

	August 31,	February 28,
	2019	2019
Due to Guoping Chen	$549,733	$456,474
Due to Tijing Song	276,841	136,265
Total	$826,574	$592,739

The Company has received advances from its related parties for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. The advances bear no interest and are due on demand.

NOTE 6. STOCKHOLDERS’ DEFICIT

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

NOTE 7. INCOME TAXES

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

Hong Kong

China VTV was incorporated in Hong Kong and is subject to Hong Kong profits tax at 16.5%. No provision for Hong Kong income or profit tax has been made as the China VTV has no assessable profit for the period from January 9, 2015 (date of inception) to August 31, 2019. China VTV has provided a full valuation allowance on the deferred tax assets for the net operating loss carry-forward because of the uncertainty regarding its realizability.

Provision for income tax expense (benefit) consists of the following:

	For the Six Months Ended
	August 31,
	2019	2018
Current
USA	$-	$-
Hong Kong	-	-
Subtotal	-	-

Deferred
USA
Deferred tax assets for NOL carryforwards	(20,700)	(6,460)
Valuation allowance	20,700	6,460
Net changes in deferred income tax expense (benefit)	-	-

Hong Kong
Deferred tax assets for NOL carryforwards	(19,626)	(142,810)
Valuation allowance	19,626	142,810
Net changes in deferred income tax expense (benefit)	-	-
Total provision for income tax expense (benefit)	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Six Months
	Ended August 31,
	2019	2018

U.S. statutory tax benefit	(21.0)%	(21.0)%
Change in deferred tax asset valuation allowance	21%	21%
Hong Kong statutory tax benefit	(16.5)%	(16.5)%
Change in deferred tax asset valuation allowance	16.5%	16.5%
Effective income tax rate	0%	0%

The significant component of deferred income tax assets at August 31, 2019 and February 28, 2019 is as follows:

	August 31, 2019	February 28, 2019
Net operating loss carry-forward	$547,286	$506,960
Valuation allowance	(547,286)	(506,960)
Net deferred income tax assets	$–	$–

NOTE 8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of August 31, 2019 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

China VTV Ltd. (“China VTV”) was incorporated on January 9, 2015 under the laws of Hong Kong. The business of China VTV is developing an Over-The-Top (the “OTT”) streaming media platform that distributes streaming media as a standalone product directly to viewers over the Internet, bypassing telecommunications, multichannel television, and broadcast television platforms that traditionally act as a controller or distributor of such content. The Company provides news, entertainment shows, TV episodes and other programs on its website and social media accounts.

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

We have generated limited revenue to date and consequently our operations are subject to all risks inherent in the establishment of a new business enterprise. During the period from inception, February 19, 2015, through August 31, 2019, we had an accumulated deficit of $3,132,436.

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

Strategic Development with CybEye

On September 30, 2019, we entered into a strategic development agreement (the “Strategic Development Agreement”) with CybEye Image, Inc. (“CybEye”), pursuant to which CybEye will develop and provide technical support and maintenance to the Company’s online streaming media OTT Platform and incorporate blockchain technologies to the Company’s OTT Platform to enhance security. CybEye is a mobile video-messaging APP platform company that builds customized applications for various industries. The Strategic Development Agreement shall continue in full force and effect until September 29, 2022. During the term of the Strategic Development Agreement, CybEye will develop the OTT Platform only for the Company, and will not engage in providing any services to other media companies. Subject to the terms and conditions of the Strategic Development Agreement, the Company shall issue to CybEye two million and five hundred thousand (2,500,000) shares of its unissued and registered common stock at one time and forty thousand (40,000) shares its unissued and registered common stock per month during the term of the Strategic Development Agreement upon the effectiveness of a registration statement to register those shares. Pursuant to the terms of the Strategic Development Agreement, upon listing of the Company’s common stock on a national stock exchange market, the Company shall make a cash payment of $150,000 to CybEye instead of the stock payment at the end of each whole month for CybEye’s services pursuant to this Agreement.

In connection with the Strategic Development Agreement, on September 30, 2019, the Company and CybEye entered into a non-exclusive licensing agreement (the “Licensing Agreement”), pursuant to which the Company and its affiliates were granted a fully-paid perpetual non-exclusive right and license to use and develop any intellectual property and proprietary information, including, without limitation, any patents and trademarks as set forth in Schedule A thereto, which CybEye owns, to carry out the purposes and goals of the Strategic Development Agreement.

In addition, on September 30, 2019, the Company and Mr. Bing Liu (the “Executive”) entered into an executive employment agreement (the “Executive Employment Agreement”), in accordance with which, subject to the approval of the board of directors of the Company (the “Board”), the Executive shall be elected as a member of the Board and the Chief Technology Officer (“CTO”) of the Company. The Executive Employment Agreement has a term (the “Term”) of three (3) years, unless terminated earlier pursuant to the termination provisions therein. In accordance with the Employment Agreement, the Executive shall receive incentive stock options to purchase five hundred thousand (500,000) shares of the Company’s common stock each year during the Term of the employment pursuant to the stock option agreement (the “Stock Option Agreement”). Upon termination of the Strategic Development Agreement, the Executive Employment Agreement shall also be terminated, unless otherwise mutually agreed in writing. In connection with the Executive Employment Agreement, on September 30, 2019 (the “Grant Date”), the Company and the Executive entered into the Stock Option Agreement under the Company’s 2019 stock plan (the “Plan”), whereby the Company issued the Executive options (the “Options”) to purchase an aggregate of five hundred thousand (500,000) shares of the Company’s common stock, at an exercise price of $12.00 per share. The Stock Option Agreement provides that the Options shall become exercisable on September 29, 2020, one year from the Grant Date, and shall expire on September 29, 2026. Subject to the terms of the Stock Option Agreement and Plan, the Options shall vest in equal amounts each quarter from the Grant Date.

Copies of the Strategic Development Agreement, Licensing Agreement, Executive Employment Agreement and Stock Option Agreement were filed in a current report on Form 8-K on October 3, 2019.

As of the date of this quarterly report, our blockchain-operated App is available for iPhone users and CybEye and we are testing the Android version of the mobile App. We expect that Android phone users will have access to our programs though our new mobile App in the near future.

Results of Operations

Three Months Ended August 31, 2019, Compared to Three Months Ended August 31, 2018

	For The Three Months Ended
	August 31,
	2019	2018

Net revenue	$3,828	$-
Cost of revenue	1,276	-
Gross profit	2,552	-
Research and development expenses	-	-
General and administrative expenses	117,030	17,520
Total operating expense	117,030	17,520
Loss from operations before income taxes	(114,478)	(17,520)
Provision for income tax	-	-
Net loss	$(114,478)	$(17,520)

Revenue

During the three months ended August 31, 2019, we generated revenue of $3,828, 100% increase compared to $0 during the three months ended August 31, 2018, as a result of one-time advertising income.

Cost of Revenue

Cost of Revenue mainly consisted of the fees we pay to telecommunications carriers and other service providers for telecommunications and other content delivery-related services. During the three months ended August 31, 2019, we had cost of revenue of $1,276, 100% increase compared to $0 during the three months ended August 31, 2018, as a result of the increase in advertising revenue.

Research and Development Expenses

We did not engage in any research and development activities during the three months ended August 31, 2019 and 2018.

General and Administrative Expenses

General and administrative expenses increased by $99,510, or 568%, to $117,030 for the three months ended August 31, 2019, as compared to $17,520 for the three months ended August 31, 2018. The increase in general and administrative expenses was primarily due to the increase in professional legal fees of $60,722, the increase in executive compensation of $15,885, and the increase in travel expenses of $12,147 during the three months ended August 31, 2019, compared to the same period ended in August 31, 2018.

Net Loss

Our net loss increased by $96,958, or 553%, to $114,478 for the three months ended August 31, 2019, as compared to $17,520 for the three months ended August 31, 2018. The increase in net loss was a result of the increase in general and administrative expenses.

Six Months Ended August 31, 2019, Compared to Six Months Ended August 31, 2018

	For The Six Months Ended
	August 31,
	2019	2018

Net revenue	$3,828	$-
Cost of revenue	1,276	-
Gross profit	2,552	-
Research and development expenses	-	862,142
General and administrative expenses	220,069	34,134
Total operating expense	220,069	896,276
Loss from operations before income taxes	(217,517)	(896,276)
Provision for income tax	-	-
Net loss	$(217,517)	$(896,276)

Revenue

During the six months ended August 31, 2019, we generated revenue of $3,828, 100% increase compared to $0 during the six months ended August 31, 2018, as a result of one-time advertising revenue.

Cost of Revenue

Cost of Revenue mainly consisted of the fees we pay to telecommunications carriers and other service providers for telecommunications and other content delivery-related services. During the six months ended August 31, 2019, we had cost of revenue of $1,276, 100% increase compared to $0 during the six months ended August 31, 2018, as a result of the increase in advertising revenue.

Research and Development Expenses

Research and development expenses mainly consist of the costs incurred in the development and improvement of the Company’s OTT service platform. Research and development expenses decreased by $862,142, or 100%, to $0 for the six months ended August 31, 2019, as compared to $862,142 for the six months ended August 31, 2018. The decrease in those expenses was primarily because we did not engage in any research and development activities for the six months ended August 31, 2019.

General and Administrative Expenses

General and administrative expenses increased by $185,935, or 545%, to $220,069 for the six months ended August 31, 2019, as compared to $34,134 for the six months ended August 31, 2018. The increase in general and administrative expenses was primarily due to the increase in professional legal fees of $56,153, the increase in executive compensation of $87,169, and the increase in travel expenses of $19,995 during the six months ended August 31, 2019, compared to the same period ended in August 31, 2018.

Net Loss

Our net loss decreased by $678,759, or (76)%, to $217,517 for the six months ended August 31, 2019, as compared to $896,276 for the six months ended August 31, 2018. The decrease in net loss was a result of the decrease in research and development expenses, offset by the increase in general and administrative expenses.

Capital Resources and Liquidity

	For the Six Months
	Ended August 31,
	2019	2018
Net cash provided by (used in) operating activities	100,319	(925,254)
Net cash used in investing activities	(111,166)	-
Net cash provided by financing activities	-	894,539
Net decrease in cash and cash equivalents	(10,847)	(30,715)
Cash and Cash Equivalents
Beginning	17,548	51,451
Ending	$6,701	$20,736

As of August 31, 2019, we had cash and cash equivalent of $6,701 compared to $17,548 as of February 28, 2019. We will have to seek funding from outside sources to satisfy our liquidity requirements for the next three months. As of August 31, 2019, we had incurred operating losses of $3,132,436 since the inception. As of August 31, 2019, we had a working capital deficit of $922,087.

Net cash provided by operating activities was $100,319 during the six months ended August 31, 2019, compared to net cash used in operating activities of $925,254 for the six months ended August 31, 2018. The increase in the cash provided by operating activities was primarily due to the decrease in net loss and the increase in net proceeds provided by related parties for working capital purpose during the six months ended August 31, 2019.

Net cash used in investing activities was $111,166 during the six months ended August 31, 2019, compared to $0 for the six months ended August 31, 2018. The increase in net cash used in investing activities was due to the purchase of office equipment and furniture during the six months ended August 31, 2019.

Net cash provided by financing activities was $0 during the six months ended August 31, 2019, compared to $894,539 for the six months ended August 31, 2018. The decrease in net cash provided by financing activities was primarily because we did not have capital contribution from shareholder during the six months ended August 31, 2019.

Our net change in cash and cash equivalents was $(10,847) for the six months ended August 31, 2019 and $(30,715) for the six months ended August 31, 2018.

Going Concern

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

Off-balance sheet arrangements

As of August 31, 2019, other than the situation described in the section titled Capital Recourses and Liquidity, we had no off-balance sheet arrangements that had or were reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Critical Accounting Policies and Estimates

Basis of Presentation

The interim financial information referred to above has been prepared and presented in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The interim financial information has been prepared on a basis consistent with prior interim periods and years and includes all disclosures that are necessary and required by applicable laws and regulations. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended February 28, 2019.

Principal of Consolidation

The accompanying consolidated financial statements, including the accounts of the Company and its wholly-owned subsidiary, China VTV Ltd., a Hong Kong corporation. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of August 31, 2019, and February 28, 2019, the Company had $6,701 and $17,548 in cash and cash equivalents, respectively.

Property, Plant, and Equipment

Property, plant, and equipment is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property, plant, and equipment under capital leases, generally based on the following useful lives:

Estimated Life
Office Equipment and Furniture	3 years

Impairment of Long-Lived Assets:

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed to be reported at the lower of the carrying amount or the fair value less costs to sell.

Reclassification

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net loss nor accumulated deficit.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to a customer. Topic 606 requires the Company to recognize revenues when control of the promised goods or services and receipt of payment is probable. The Company recognizes revenue based on the five criteria for revenue recognition established under Topic 606: 1) identify the contract, 2) identify separate performance obligations, 3) determine the transaction price, 4) allocate the transaction price among the performance obligations, and 5) recognize revenue as the performance obligations are satisfied.

The Company adopted Topic 606 effective March 1, 2019 and began to generate revenue during the six months ended August 31, 2019. The Company sells advertising services to third-party advertising agencies and advertisers. Advertising contracts are signed to establish the price and advertising services to be provided. Pursuant to the advertising contracts, the Company provides advertisement placements on its OTT platform in different formats, including but not limited to video, banners, links, logos, brand placement and buttons. The Company performs a credit assessment of the customer to assess the collectability of the contract price prior to entering into contracts. For contracts where the Company provides customers with multiple performance obligations, primarily for advertisements to be displayed in different spots, placed under different forms and occur at different times, the Company would evaluate all the performance obligations in the arrangement to determine whether each performance obligation is distinct. Consideration is allocated to each performance obligation based on its standalone selling price and revenue is recognized as each performance obligation is satisfied by displaying the advertisements in accordance with the advertising contracts.

Research and Development Expenses

Research and development costs are generally expensed as incurred. Research and development expenses mainly consist of the costs incurred in the development and improvement of the Company’s OTT service platform. Research and development expenses were $0 and $862,142 for the six months ended August 31, 2019 and 2018, respectively.

Translation Adjustment

The accounts of China VTV were maintained, and its financial statements were expressed, in Hong Kong Dollar (“HKD”). Such financial statements were translated into U.S. Dollars (“$” or “USD”) in accordance ASC 830, “Foreign Currency Matters”, with the HKD as the functional currency. Pursuant to the ASC 830, all assets and liabilities are translated at the current exchange rate, stockholders’ equity (deficit) are translated at the historical rates, and income statement items are translated at an average exchange rate for the period.

The resulting translation adjustments are reported under accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit).

Comprehensive Income (Loss)

Comprehensive income (loss) includes accumulated foreign currency translation gains and losses. The Company has reported the components of comprehensive income (loss) on its consolidated statements of stockholders’ equity (deficit) and consolidated statements of operations and comprehensive income (loss).

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

The carrying values of certain assets and liabilities of the Company, such as accounts payable and accrued expenses, approximate to fair value due to their relatively short maturities.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of August 31, 2019.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

As disclosed in a current report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2019, pursuant to a Strategic Development Agreement, we shall issue two million and five hundred thousand (2,500,000) shares of its unissued and registered common stock at one time and forty thousand (40,000) shares of its unissued and registered common stock per month during the term of the Strategic Development Agreement upon the effectiveness of a registration statement to register those shares. In addition, in accordance with the Executive Employment Agreement with Mr. Bing Liu and the Stock Option Agreement, we issued Mr. Bing Liu the Options to purchase an aggregate of five hundred thousand (500,000) shares of the Company’s common stock, at an exercise price of $12.00 per share

Such issuance was exempted from registration pursuant to Section 4(a)(2) under the Securities Act.

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

China VTV Limited
(Registrant)

Date: October 21, 2019	By:	/s/ Tijin Song
Tijin Song
Chief (Principal) Executive Officer

