Form 10-Q
period 2019-11-30
China VTV Ltd
filed 2020-02-10
CIK 1639234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

As of February 7, 2020, there were 258,600,000 shares of common stock issued and outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

CHINA VTV LIMITED.

CHINA VTV LIMITED
CONSOLIDATED BALANCE SHEETS

	November 30,	February 28,
	2019	2019
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$4,072	$17,548
Total current assets	4,072	17,548

Property, plant, and equipment, net	97,009	-

Total Assets	$101,081	$17,548

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	1,278	-
Accrued expenses	163,860	23,163
Due to related parties	888,328	592,739
Total current liabilities	1,053,466	615,902
Total liabilities	1,053,466	615,902

Stockholders’ Deficit
Common stock, par value $0.001, 600,000,000 shares authorized, 221,100,000 and 105,000,000 shares issued and outstanding as of November 30, 2019 and February 28, 2019, respectively	221,100	105,000
Additional paid-in capital	6,388,337	2,212,328
Accumulated deficit	(7,561,281)	(2,914,919)
Accumulated other comprehensive income (loss)	(541)	(763)
Total stockholders’ deficit	(952,385)	(598,354)
Total Liabilities and Stockholders’ Deficit	$101,081	$17,548

The accompanying notes are an integral part of these consolidated financial statements.

CHINA VTV LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	November 30,		November 30,
	2019	2018	2019	2018

Net revenue	$18	$-	$3,846	$-
Cost of revenue	6	-	1,282	-
Gross profit	12	-	2,564	-

Research and development expenses	-	1,386	-	863,528
Stock-based compensation expenses	4,292,109	-	4,292,109	-
General and administrative expenses	136,748	11,850	356,817	45,984
Total operating expense	4,428,857	13,236	4,648,926	909,512

Loss from operations before income taxes	(4,428,845)	(13,236)	(4,646,362)	(909,512)
Provision for income tax	-	-	-	-

Net loss	$(4,428,845)	$(13,236)	$(4,646,362)	$(909,512)

Other comprehensive income (loss):
Foreign currency translation gain	337	1,870	222	4,016
Comprehensive loss	$(4,428,508)	$(11,366)	$(4,646,140)	$(905,496)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.00)	$(0.02)	$(0.01)
Weighted average number of common shares outstanding:
Basic and diluted	221,087,912	105,000,000	192,996,000	81,195,652

The accompanying notes are an integral part of these consolidated financial statements.

CHINA VTV LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Additional		Accumulated Other	Stockholders’
	Number of shares	Amounts	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Equity (Deficit)
Balance at February 28, 2019	105,000,000	$105,000	$2,212,328	$(2,914,919)	$(763)	$(598,354)
Issuance of common stock for the acquisition of China VTV Ltd.	115,550,000	115,550	(115,550)	-	-	-
Net loss for the period	-	-	-	(217,517)	-	(217,517)
Foreign currency translation	-	-	-	-	(115)	(115)
Balance at August 31, 2019	220,550,000	220,550	2,096,778	(3,132,436)	(878)	(815,986)
Compensation cost for strategic development agreement	-	-	250,000	-	-	250,000
Compensation cost for common stock issued	550,000	550	3,777,950	-	-	3,778,500
Compensation cost for stock options granted	-	-	263,609	-	-	263,609
Net loss for the period	-	-	-	(4,428,845)	-	(4,428,845)
Foreign currency translation	-	-	-	-	337	337
Balance at November 30, 2019	221,100,000	$221,100	$6,388,337	$(7,561,281)	$(541)	$(952,385)

					Accumulated
	Common Stock		Additional		Other	Stockholders’
	Number of		Paid-in	Accumulated	Comprehensive	Equity
	shares	Amounts	Capital	Deficit	Income (Loss)	(Deficit)
Balance at February 28, 2018	75,000,000	$75,000	$10,663	$(1,949,895)	$(364)	$(1,864,596)
Net loss for the period	-	-	-	(896,276)	-	(896,276)
Sales of common stocks	30,000,000	30,000	-	-	-	30,000
Foreign currency translation	-	-	-	-	2,146	2,146
Balance at August 31, 2018	105,000,000	105,000	10,663	(2,846,171)	1,782	(2,728,726)
Net loss for the period	-	-	-	(13,236)	-	(13,236)
Foreign currency translation	-	-	-	-	1,870	1,870
Balance at November 30, 2018	105,000,000	$105,000	$10,663	$(2,859,407)	$3,652	$(2,740,092)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA VTV LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months
	Ended November 30,
	2019	2018

Cash Flows from Operating Activities
Net loss	$(4,646,362)	$(909,512)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	14,353	-
Stock-based compensation	4,292,109
Changes in assets and liabilities:
Increase in accounts payable	915	-
Increase (decrease) in accrued expenses	141,532	(10,247)
Increase (decrease) in due to related parties	295,674	(21,124)
Net cash provided by (used in) operating activities	98,221	(940,883)

Cash Flows from Investing Activities
Purchase of equipment	(111,684)	-
Net cash used in investing activities	(111,684)	-

Cash Flows from Financing Activities
Capital contribution from shareholder	-	863,528
Issuance of common stock	-	30,000
Net cash provided by financing activities	-	893,528

Effect of exchange rate changes on cash and cash equivalents	(13)	3,594

Net decrease in cash and cash equivalents	(13,476)	(43,761)

Cash and Cash Equivalents
Beginning	17,548	51,451
Ending	$4,072	$7,690
Supplemental Disclosure of Cash Flows
Cash paid during the period for:
Interest expenses	$-	$-
Income taxes	$-	$-
Noncash Financing and Investing Activities:
Issuance of common stock for equity acquisition	$2,201,665	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of November 30, 2019, and February 28, 2019, the Company had $4,072 and $17,548 in cash and cash equivalents, respectively.

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

The Company adopted Topic 606 effective March 1, 2019 and began to generate revenue during the nine months ended November 30, 2019. The Company sells advertising services to third-party advertising agencies and advertisers. Advertising contracts are signed to establish the price and advertising services to be provided. Pursuant to the advertising contracts, the Company provides advertisement placements on its OTT platform in different formats, including but not limited to video, banners, links, logos, brand placement and buttons. The Company performs a credit assessment of the customer to assess the collectability of the contract price prior to entering into contracts. For contracts where the Company provides customers with multiple performance obligations, primarily for advertisements to be displayed in different spots, placed under different forms and occur at different times, the Company would evaluate all the performance obligations in the arrangement to determine whether each performance obligation is distinct. Consideration is allocated to each performance obligation based on its standalone selling price and revenue is recognized as each performance obligation is satisfied by displaying the advertisements in accordance with the advertising contracts.

Research and Development Expenses

Research and development costs are generally expensed as incurred. Research and development expenses mainly consist of the costs incurred in the development and improvement of the Company’s OTT service platform. Research and development expenses were $0 and $863,528 for the nine months ended November 30, 2019 and 2018, respectively.

Share-Based Payments

The Company follows the provisions of ASC Topic 718, Compensation - Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants, including employee stock options. Stock compensation expense based on the grant date fair value estimated in accordance with the provisions of ASC 718 is recognized as an expense over the requisite service period and the Company made a policy election to recognize forfeitures when they occur.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model, which requires assumptions regarding the expected volatility of the stock options, the expected life of the options, an expectation regarding future dividends on the Company’s common stock, and estimation of an appropriate risk-free interest rate. The Company’s expected common stock price volatility assumption is based upon the historical volatility of similar companies due to limited history of our stock price. The expected life assumption for stock options grants was based upon the simplified method provided for under ASC 718-10, which averages the contractual term of the options with the vesting term. The dividend yield assumption of zero is based upon the fact that the Company has never paid cash dividends and presently has no intention of paying cash dividends in the future. The risk-free interest rate used for each grant was based upon prevailing short-term interest rates over the expected life of the options.

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

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of November 30, 2019, the Company had a working capital deficit of $1,049,394 and has incurred losses since its inception resulting in an accumulated deficit of $7,561,281. During the nine months ended November 30, 2019, the Company incurred a net loss of $4,646,362. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company upon signing of that agreement.

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

NOTE 4. ACCRUED EXPENSES

Accrued expenses consist of the following:

	November 30,	February 28,
	2019	2019
Accrued salaries	$141,064	$-
Accrued professional fees	22,796	23,163
Total	$163,860	$23,163

NOTE 5. RELATED PARTY TRANSACTIONS

The related parties of the Company with whom transactions are reported in these consolidated financial statements are as follows:

Name of entity or Individual	Relationship with the Company and its subsidiary

Tijing Song	Shareholder, Chairman of the Board, CEO and President

Guoping Chen	Shareholder, Director, interim CFO, Secretary and Treasurer

Due to related parties

	November 30,	February 28,
	2019	2019
Due to Guoping Chen	$605,953	$456,474
Due to Tijing Song	282,375	136,265
Total	$888,328	$592,739

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

On September 30, 2019, China VTV Limited, a Nevada corporation (the “Company”), entered into a strategic development agreement (the “Strategic Development Agreement”) with CybEye Image, Inc. (“CybEye”), pursuant to which CybEye will develop and provide technical support and maintenance to the Company’s online streaming media platform (“OTT Platform”) and incorporate blockchain technologies to the Company’s OTT Platform to enhance security. The Strategic Development Agreement shall continue in full force and effect until September 29, 2022. During the term of the Strategic Development Agreement, CybEye will develop the OTT Platform only for the Company, and will not engage in providing any services to other media companies. Subject to the terms and conditions of the Strategic Development Agreement, the Company shall issue to CybEye two million and five hundred thousand (2,500,000) shares of its unissued and registered common stock at one time and forty thousand (40,000) shares its unissued and registered common stock per month during the term of the Strategic Development Agreement upon the effectiveness of a registration statement to register those shares. Pursuant to the terms of the Strategic Development Agreement, upon listing of the Company’s common stock on a national stock exchange market, the Company shall make a cash payment of $150,000 to CybEye instead of the stock payment at the end of each whole month for CybEye’s services pursuant to this Agreement.

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

On December 13, 2019, the Company and CybEye entered into an amendment to the non-exclusive licensing agreement (the “Licensing Agreement”) dated September 30, 2019, pursuant to which the term of the Licensing Agreement was amended to twenty (20) years (from September 30, 2019 to September 29, 2039) and the Company agreed to issue 2,500,000 shares of its common stock to CybEye as set forth in the Strategic Development Agreement dated September 30, 2019. For the nine months ended November 30, 2019, the Company recognized stock-based compensation expense of $250,000 pursuant to the Strategic Development Agreement.

2019 Stock Plan

On November 29, 2019, the board of directors (the “Board”) of China VTV Limited (the "Company") adopted an incentive stock plan (the “2019 Stock Plan”), under which the Company may issue up to an aggregate of 22,000,000 shares of stock awards, options, or performance shares, subject to certain adjustments set forth therein. The Board of the Company has the sole authority to implement and administer the 2019 Stock Plan and may delegate a committee or one or more officers to grant awards under the 2019 Stock Plan. This 2019 Stock Plan became effective upon the Board approval on November 29, 2019 and shall terminate ten years thereafter. Pursuant to the 2019 stock plan, the Company entered Stock Award Agreements with five employees, and agreed to issue 550,000 shares of common stock in aggregate to the five employees on September 3, 2019 ("Date of Award"), vested immediately on the Date of Award. For the nine months ended November 30, 2019, the Company recognized stock-based compensation expense of $3,778,500 based on the adjusted close price on the Date of Award.

Stock Option

On September 30, 2019, the Company and Mr. Bing Liu (the “Executive”) entered into an executive employment agreement (the “Executive Employment Agreement”), in accordance with which, subject to the approval of the board of directors of the Company (the “Board”), the Executive shall be elected as a member of the Board and the Chief Technology Officer (“CTO”) of the Company. In connection with the Executive Employment Agreement, on September 30, 2019 (the “Grant Date”), the Company and the Executive entered into the Stock Option Agreement under the Company’s 2019 stock plan, whereby the Company issued the Executive options (the “Options”) to purchase an aggregate of five hundred thousand (500,000) shares of the Company’s common stock, at an exercise price of $12.00 per share. The Stock Option Agreement provides that the Options shall become exercisable on September 29, 2020, one year from the Grant Date, and shall expire on September 29, 2026. Subject to the terms of the Stock Option Agreement and Plan, the Options shall vest in equal amounts each quarter from the Grant Date.

Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair value of these options, over the vesting period. Accordingly, the Company recognized stock-based compensation expense of $263,609 for the three and nine months ended November 30, 2019.

The fair value of the stock options granted for the nine months ended September 30, 2019 was calculated using the Black-Scholes option-pricing model applying the following assumptions:

For the Nine Months Ended November 30, 2019
Risk free interest rate	1.56%
Expected term	3.81 years
Dividend yield	-
Expected volatility	31.46%

As of November 30, 2019, none of the options has been granted, issued, or outstanding under the 2019 Stock Plan. An aggregate of 500,000 underlying shares is expected to vest one year from the Grant Date, with the weighted-average exercise price of $12 per share, the weighted-average contractual life remaining in 6 years, and the aggregate intrinsic value is zero.

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

Hong Kong

China VTV was incorporated in Hong Kong and is subject to Hong Kong profits tax at 16.5%. No provision for Hong Kong income or profit tax has been made as the China VTV has no assessable profit for the period from January 9, 2015 (date of inception) to November 30, 2019. China VTV has provided a full valuation allowance on the deferred tax assets for the net operating loss carry-forward because of the uncertainty regarding its realizability.

Provision for income tax expense (benefit) consists of the following:

	For the Nine Months Ended
	November 30,
	2019	2018
Current
USA	$-	$-
Hong Kong	-	-
Subtotal	-	-

Deferred
USA
Deferred tax assets for NOL carryforwards	(34,940)	(8,198)
Valuation allowance	34,940	8,198
Net changes in deferred income tax expense (benefit)	-	-

Hong Kong
Deferred tax assets for NOL carryforwards	(30,999)	(143,628)
Valuation allowance	30,999	143,628
Net changes in deferred income tax expense (benefit)	-	-
Total provision for income tax expense (benefit)	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Nine Months
	Ended November 30,
	2019	2018

U.S. statutory tax benefit	(21.0)%	(21.0)%
Permanent difference	20%	-
Change in deferred tax asset valuation allowance	1%	21%
Hong Kong statutory tax benefit	(16.5)%	(16.5)%
Change in deferred tax asset valuation allowance	16.5%	16.5%
Effective income tax rate	0%	0%

The significant component of deferred income tax assets at November 30, 2019 and February 28, 2019 is as follows:

	November 30, 2019	February 28, 2019
Net operating loss carry-forward	$572,899	$506,960
Valuation allowance	(572,899)	(506,960)
Net deferred income tax assets	$–	$–

NOTE 8. SUBSEQUENT EVENTS

On December 18, 2019, the Company, VTV Global Culture Media (Beijing) Co., Ltd., a Chinese wholly foreign owned entity and a wholly-owned subsidiary of the Company (“WFOE”), Butterfly Effect Culture Media (Beijing) Co., Ltd., a corporation formed under the laws of China (the “Target”) and each and all of the shareholders of the Target (each, a “Target Shareholder”, and collectively, “Target Shareholders”) entered into a business acquisition agreement (the “Acquisition Agreement”), pursuant to which the Company through its WFOE agreed to acquire the Target through a series of management agreements (the “VIE Agreements”) to effectively control and own the Target (the “Acquisition”). In accordance with the Acquisition Agreement, in consideration for the effective control over the Target, the Company shall issue an aggregate of 24,000,000 shares of its common stock (the “Common Stock”) at the stipulated price of $4.00 per share (the “Stock Consideration”) to the Target Shareholders in accordance with the percentage (the “Target Shareholder Equity Percentage”) as set forth in the Acquisition Agreement. In addition, subject to the terms and conditions in the Acquisition Agreement, the Company and its subsidiaries agreed to pay a total of RMB 288,000,000 (the “Cash Consideration”) to the Target Shareholders pro rata with the Target Shareholder Equity Percentage over a period of time as set forth therein.

In accordance with the terms and conditions of the Acquisition Agreement, the Company agreed to dedicate forty percent (40%) of the net proceeds actually received in any public or private equity offering (the “Qualified Offering”), in which the Company raises at least $20,000,000 USD in gross proceeds before deducting any underwriter or placement agent’s discount and commissions and any offering expenses, to be used to pay the Target Shareholders pro rata with the Target Shareholder Equity Percentage until the total amount of the Cash Consideration is paid in full, without the obligation to pay any interest thereon.

In addition, the Acquisition Agreement provides that in the event that the Target fails to meet the net profit milestones as set forth in the Acquisition Agreement, each Target Shareholder shall return the Common Stock or equivalent amount of cash (the “Claw-back”) according to the formula specified in the Acquisition Agreement.

However, subject to the Claw-back provision, the Acquisition Agreement prescribes that if the Company does not make payments of at least half of the Cash Consideration to the Target Shareholders within one (1) year commencing on the first trading day (excluding the first trading day) of the Common Stock on a national stock exchange, i) the Target shall have the right to appoint the majority of the Company’s Board and manage and operate the Company and its subsidiaries and ii) each of the Target Shareholders shall have the right to receive the number of shares of the Common Stock equal to the result of (the total amount of Cash Consideration – the sum of cash received by the Target Shareholders)/ $2.00 per share* Target Shareholder Equity Percentage.

The Acquisition Agreement contains the customary representations and warranties from the Company, the Target and Target Shareholders and a non-competition covenant against two Target Shareholders. Pursuant to the Acquisition Agreement, the parties agreed to consummate the Acquisition (“Closing”) on December 31, 2019 or another date as mutually agreed.

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of November 30, 2019 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

China VTV Ltd. (“China VTV HK”) was incorporated on January 9, 2015 under the laws of Hong Kong. The business of China VTV is developing an Over-The-Top (the “OTT”) streaming media platform that distributes streaming media as a standalone product directly to viewers over the Internet, bypassing telecommunications, multichannel television, and broadcast television platforms that traditionally act as a controller or distributor of such content. China VTV HK provides news, entertainment shows, TV episodes and other programs on its website and social media accounts.

Pursuant to the Share Exchange Agreement dated March 15, 2019, on May 6, 2019, we issued an aggregate of 115,550,000 shares of our common stock to the shareholders of China VTV HK in exchange for all of the issued and outstanding equity interests of China VTV HK and five individuals who provided prior services to China VTV HK. As a result, China VTV HK has become our wholly-owned subsidiary. The acquisition of China VTV HK is treated as a reverse acquisition, and the business of China VTV became our business.

We have generated limited revenue to date and consequently our operations are subject to all risks inherent in the establishment of a new business enterprise. During the period from inception, February 19, 2015, through November 30, 2019, we had an accumulated deficit of $7,561,281.

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

Strategic Development with CybEye and Chief Technology Officer

On September 30, 2019, we entered into a strategic development agreement (the “Strategic Development Agreement”) with CybEye Image, Inc. (“CybEye”), pursuant to which CybEye is developing and providing technical support and maintenance to the Company’s online streaming media OTT Platform and incorporating blockchain technologies to the Company’s OTT Platform to enhance security. CybEye is a mobile video-messaging APP platform company that builds customized applications for various industries. The Strategic Development Agreement shall continue in full force and effect until September 29, 2022. During the term of the Strategic Development Agreement, CybEye will develop the OTT Platform only for the Company, and will not engage in providing any services to other media companies. Subject to the terms and conditions of the Strategic Development Agreement, the Company shall issue to CybEye two million and five hundred thousand (2,500,000) shares of its unissued and registered common stock at one time and forty thousand (40,000) shares its unissued and registered common stock per month during the term of the Strategic Development Agreement upon the effectiveness of a registration statement to register those shares. Pursuant to the terms of the Strategic Development Agreement, upon listing of the Company’s common stock on a national stock exchange market, the Company shall make a cash payment of $150,000 to CybEye instead of the stock payment at the end of each whole month for CybEye’s services pursuant to this Agreement.

In connection with the Strategic Development Agreement, on September 30, 2019, the Company and CybEye entered into a non-exclusive licensing agreement (the “Licensing Agreement”), pursuant to which the Company and its affiliates were granted a fully-paid perpetual non-exclusive right and license to use and develop any intellectual property and proprietary information, including, without limitation, any patents and trademarks as set forth in Schedule A thereto, which CybEye owns, to carry out the purposes and goals of the Strategic Development Agreement. On December 13, 2019, the Company and CybEye entered into an amendment to the Licensing Agreement dated September 30, 2019, pursuant to which the term of the Licensing Agreement was amended to twenty (20) years (from September 30, 2019 to September 29, 2039) and the Company agreed to issue 2,500,000 shares of its common stock to CybEye as set forth in the Strategic Development Agreement dated September 30, 2019. A copy of such amendment was filed in a current report on Form 8-K on December 17, 2019.

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

As of the date of this quarterly report, our blockchain-operated App is available for both iPhone and Android mobile phone users. At the time of this report, we were trying to recruit more mobile phone users to use our App to watch our online media programs.

Acquisition of Butterfly Effect

On December 18, 2019, the Company, VTV Global Culture Media (Beijing) Co., Ltd., a Chinese wholly foreign owned entity and a wholly-owned subsidiary of the Company (“WFOE”), Butterfly Effect Culture Media (Beijing) Co., Ltd., a corporation formed under the laws of China (the “Target”) and each and all of the shareholders of the Target (each, a “Target Shareholder”, and collectively, “Target Shareholders”) entered into a business acquisition agreement (the “Acquisition Agreement”), pursuant to which the Company through its WFOE agreed to acquire the Target through a series of management agreements (the “VIE Agreements”) to effectively control and own the Target (the “Acquisition”). In accordance with the Acquisition Agreement, in consideration for the effective control over the Target, the Company shall issue an aggregate of 24,000,000 shares of its common stock (the “Common Stock”) at the stipulated price of $4.00 per share (the “Stock Consideration”) to the Target Shareholders in accordance with the percentage (the “Target Shareholder Equity Percentage”) as set forth in the Acquisition Agreement. In addition, subject to the terms and conditions in the Acquisition Agreement, the Company and its subsidiaries agreed to pay a total of RMB 288,000,000 (the “Cash Consideration”) to the Target Shareholders pro rata with the Target Shareholder Equity Percentage over a period of time as set forth therein.

In accordance with the terms and conditions of the Acquisition Agreement, the Company agreed to dedicate forty percent (40%) of the net proceeds actually received in any public or private equity offering (the “Qualified Offering”), in which the Company raises at least $20,000,000 USD in gross proceeds before deducting any underwriter or placement agent’s discount and commissions and any offering expenses, to be used to pay the Target Shareholders pro rata with the Target Shareholder Equity Percentage until the total amount of the Cash Consideration is paid in full, without the obligation to pay any interest thereon.

In addition, the Acquisition Agreement provides that in the event that the Target fails to meet the net profit milestones as set forth in the Acquisition Agreement, each Target Shareholder shall return the Common Stock or equivalent amount of cash (the “Claw-back”) according to the formula specified in the Acquisition Agreement. However, subject to the Claw-back provision, the Acquisition Agreement prescribes that if the Company does not make payments of at least half of the Cash Consideration to the Target Shareholders within one (1) year commencing on the first trading day (excluding the first trading day) of the Common Stock on a national stock exchange, i) the Target shall have the right to appoint the majority of the Company’s Board and manage and operate the Company and its subsidiaries and ii) each of the Target Shareholders shall have the right to receive the number of shares of the Common Stock equal to the result of (the total amount of Cash Consideration – the sum of cash received by the Target Shareholders)/ $2.00 per share* Target Shareholder Equity Percentage.

The Company and Target are in the process of completing this acquisition transaction as set forth in the Acquisition Agreement, a copy of which was filed in a current report on Form 8-K on December 23, 2019.

Change of Directors

On November 29, 2019, the board of directors (the “Board”) of the Company appointed Mr. Bing Liu as a member of the Board and the Company’s Chief Technology Officer (“CTO”), Ms. Gehui Xu and Mr. Chi-Chung Cheng as members of the Board, effective immediately. Each of Mr. Bing Liu, Ms. Gehui Xu and Mr. Chi-Chung Cheng serves as a member of the Board until the next annual shareholder meeting and until his or her successor shall be duly elected and qualified or his or her early resignation.

Mr. Bing Liu, 60 years old, is the founder and Chief Executive Officer of CybEye, Inc., which was incorporated in October 2011. He owns fourteen U.S. patents and has the expertise in social networking platform, internet security, cloud computing and multi-lingual processing. Mr. Bing Liu received a Bachelor and a Masters of Computer Science from Tsinghua University in China. The Company has thus determined that it is in its best interest of the shareholders to appoint Mr. Liu the CTO and a member of its Board to fill a vacancy on the Board.

Ms. Gehui Xu, 51 years old, was a well-known television hostess at China Central Television Station from 1991 until 1995 and started her career as a television hostess at Hong Kong Phoenix Television Station in 1996. Ms. Gehui Xu received the award as one of the Top Ten Television Hostesses in China in 1994. Ms. Gehui Xu currently hosts three TV programs at Hong Kong Phoenix Television Station. Ms. Xu received a Bachelor’s Degree in English from Beijing Foreign Language College. Therefore, the Company has determined that it is in its best interest of the shareholders to elect Ms. Gehui Xu to the Board to fill a vacancy on the Board.

Mr. Chi-Chung Cheng, 53 years old, has been a director of ETtoday Dongsen News Cloud Co., Ltd. since 2018. From 2011 to 2018, Mr. Chi-Chung Cheng was the Chairman, Chief Executive Officer and a director of SMI Holdings Group Limited (a company previously listed on the Hong Kong Stock Exchange). Mr. Chi-Chung Cheng received a Bachelor’s Degree from Taiwan University and an MBA Degree from Tsinghua University. Therefore, the Company has determined that it is in its best interest of the shareholders to appoint Mr. Chi-Chung Cheng to the Board to fill a vacancy on the Board.

On January 10, 2020, the Board reviewed and accepted Mr. Hongbin Dong’s resignation letter as a member of the Board, effective January 6, 2020. In addition, on January 10, 2020, the Board appointed Mr. Hongbin Dong as the Chairman of the supervisory board of the Company effective immediately, where Mr. Hongbin Dong oversees the general operations of the Company and advises on the executive compensation.

On January 10, 2020, the Board elected Ms. Qiongfang Shi as a member of the Board in connection with the Acquisition Agreement with Butterfly Effect, effective immediately. Ms. Qiongfang Shi serves as a member of the Board until the next annual shareholder meeting and until her successor shall be duly elected and qualified or her early resignation.

Ms. Qiongfang Shi, 39 years old, has been a member of the board of directors of Butterfly Effect since July 2015. Previously Ms. Shi served as the Vice President of Jiubang Digital Technology (Guangzhou) Co., Ltd. from November 2010 to June 2015. In addition, Ms. Shi has had various roles in the areas of Chinese literature, sales and marketing and project management. Ms. Qiongfang Shi received an associate’s degree in international accounting from Guangdong Industry Technical College in 2000, an associate’s degree in property management from Guangzhou Caimao Guanli Ganbu College in 2004, and has been pursuing an MBA at Communication University of China since September 2019.

Results of Operations

Three Months Ended November 30, 2019, Compared to Three Months Ended November 30, 2018

	For The Three Months Ended
	November 30,
	2019	2018

Net revenue	$18	$-
Cost of revenue	6	-
Gross profit	12	-
Research and development expenses	-	1,386
Stock-based compensation expenses	4,292,109
General and administrative expenses	136,748	11,850
Total operating expense	4,428,857	13,236
Loss from operations before income taxes	(4,428,845)	(13,236)
Provision for income tax	-	-
Net loss	$(4,428,845)	$(13,236)

Revenue

We did not generate revenue during the three months ended November 30, 2019 or the same period ended November 30, 2018. Net revenue increased slightly by $18 for the three months ended November 30, 2019 was a result of foreign currency translation difference.

 Cost of Revenue

We did not incur cost of revenue during the three months ended November 30, 2019 or the same period ended November 30, 2018. Cost of revenue increased slightly by $6 for the three months ended November 30, 2019 was a result of foreign currency translation difference.

Research and Development Expenses

We did not engage in any research and development activities during the three months ended November 30, 2019 and 2018. Research and development expenses during the three months ended November 30, 2018 amounted to $1,386 were due to foreign currency translation difference.

Stock-based Compensation Expenses

Stock-based compensation expenses increased by $4,292,109, or 100%, for the three months ended November 30, 2019, as compared to $0 for the three months ended November 30, 2018. The increase in stock-based compensation expenses were primarily due to the compensation expense recognized for common stock issued to employees, stock option granted, and compensation cost recognized due to Strategic Development Agreement.

General and Administrative Expenses

General and administrative expenses increased by $124,898, 1,054%, to $136,748 for the three months ended November 30, 2019, as compared to $11,850 for the three months ended November 30, 2018. The increase in general and administrative expenses was primarily due to the increase in professional legal fees of $55,444, the increase in executive compensation of $52,952, the increase in depreciation expense of $9,330 and the increase in travel expenses of $4,240 during the three months ended November 30, 2019, compared to the same period ended in November 30, 2018.

Net Loss

Our net loss increased by $4,415,609, or 33361%, to $4,428,845 for the three months ended November 30, 2019, as compared to $13,236 for the three months ended November 30, 2018. The increase in net loss was a result of increase in stock-based compensation and general and administrative expenses.

Nine Months Ended November 30, 2019, Compared to Nine Months Ended November 30, 2018

	For The Nine Months Ended
	November 30,
	2019	2018

Net revenue	$3,846	$-
Cost of revenue	1,282	-
Gross profit	2,564	-
Research and development expenses	-	863,528
Stock-based compensation expenses	4,292,109
General and administrative expenses	356,817	45,984
Total operating expense	4,648,926	909,512
Loss from operations before income taxes	(4,646,362)	(909,512)
Provision for income tax	-	-
Net loss	$(4,646,362)	$(909,512)

Revenue

During the nine months ended November 30, 2019, we generated revenue of $3,846, 100% increase compared to $0 during the nine months ended November 30, 2018, as a result of one-time advertising revenue.

Cost of Revenue

Cost of Revenue mainly consisted of the fees we pay to telecommunications carriers and other service providers for telecommunications and other content delivery-related services. During the nine months ended November 30, 2019, we had cost of revenue of $1,282, 100% increase compared to $0 during the nine months ended November 30, 2018, as a result of the increase in advertising revenue.

Research and Development Expenses

Research and development expenses mainly consist of the costs incurred in the development and improvement of the Company’s OTT service platform. Research and development expenses decreased by $863,528, or 100%, to $0 for the nine months ended November 30, 2019, as compared to $863,528 for the nine months ended November 30, 2018. The decrease in those expenses was primarily because we did not engage in any research and development activities for the nine months ended November 30, 2019.

Stock-based Compensation Expenses

Stock-based compensation expenses increased by $4,292,109, 100%, for the nine months ended November 30, 2019, as compared to $0 for the nine months ended November 30, 2018. The increase in stock-based compensation expenses were primarily due to the compensation expense recognized for common stock issued to employees, stock option granted, and compensation cost recognized due to Strategic Development Agreement.

General and Administrative Expenses

General and administrative expenses increased by $310,833, or 676%, to $356,817 for the nine months ended November 30, 2019, as compared to $45,984 for the nine months ended November 30, 2018. The increase in general and administrative expenses was primarily due to the increase in professional legal fees of $111,597, the increase in executive compensation of $140,121, and the increase in travel expenses of $24,235 during the nine months ended November 30, 2019, compared to the same period ended in November 30, 2018.

Net Loss

Our net loss increased by $3,736,850, or 411%, to $4,646,362 for the nine months ended November 30, 2019, as compared to $909,512 for the nine months ended November 30, 2018. The increase in net loss was a result of the increase in stock-based compensation and general and administrative expenses, offset by the decrease in research and development expenses.

Capital Resources and Liquidity

	For the Nine Months
	Ended November 30,
	2019	2018
Net cash provided by (used in) operating activities	98,221	(940,883)
Net cash used in investing activities	(111,684)	-
Net cash provided by financing activities	-	893,528
Effect of exchange rate changes on cash and cash equivalents	(13)	3,594
Net decrease in cash and cash equivalents	(13,476)	(43,761)
Cash and Cash Equivalents
Beginning	17,548	51,451
Ending	$4,072	$7,690

As of November 30, 2019, we had cash and cash equivalent of $4,072 compared to $17,548 as of February 28, 2019. We will have to seek funding from outside sources to satisfy our liquidity requirements for the next three months. As of November 30, 2019, we had incurred operating losses of $7,561,281 since the inception. As of November 30, 2019, we had a working capital deficit of $1,049,394.

Net cash provided by operating activities was $98,221 during the nine months ended November 30, 2019, compared to net cash used in operating activities of $940,883 for the nine months ended November 30, 2018. The increase in the cash provided by operating activities was primarily due to the decrease in net loss and the increase in net proceeds provided by accrued expenses and related parties for working capital purpose during the nine months ended November 30, 2019.

Net cash used in investing activities was $111,684 during the nine months ended November 30, 2019, compared to $0 for the nine months ended November 30, 2018. The increase in net cash used in investing activities was due to the purchase of office equipment and furniture during the nine months ended November 30, 2019.

Net cash provided by financing activities was $0 during the nine months ended November 30, 2019, compared to $893,528 for the nine months ended November 30, 2018. The decrease in net cash provided by financing activities was primarily because we did not have capital contribution from shareholders during the nine months ended November 30, 2019.

Our net change in cash and cash equivalents was $(13,476) for the nine months ended November 30, 2019 and $(43,761) for the nine months ended November 30, 2018.

Going Concern

We require additional funding to meet our ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on raising capital to fund our initial business plan and ultimately to attain profitable operations. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We expect to incur marketing, professional and administrative expenses as well expenses associated with maintaining our filings with the Securities and Exchange Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. We intend to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

If we cannot raise additional funds, we will have to cease business operations. As a result, our common stock investors would lose all of their investment.

Off-balance sheet arrangements

As of November 30, 2019, other than the situation described in the section titled Capital Recourses and Liquidity, we had no off-balance sheet arrangements that had or were reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of November 30, 2019, and February 28, 2019, the Company had $4,072 and $17,548 in cash and cash equivalents, respectively.

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

The Company adopted Topic 606 effective March 1, 2019 and began to generate revenue during the nine months ended November 30, 2019. The Company sells advertising services to third-party advertising agencies and advertisers. Advertising contracts are signed to establish the price and advertising services to be provided. Pursuant to the advertising contracts, the Company provides advertisement placements on its OTT platform in different formats, including but not limited to video, banners, links, logos, brand placement and buttons. The Company performs a credit assessment of the customer to assess the collectability of the contract price prior to entering into contracts. For contracts where the Company provides customers with multiple performance obligations, primarily for advertisements to be displayed in different spots, placed under different forms and occur at different times, the Company would evaluate all the performance obligations in the arrangement to determine whether each performance obligation is distinct. Consideration is allocated to each performance obligation based on its standalone selling price and revenue is recognized as each performance obligation is satisfied by displaying the advertisements in accordance with the advertising contracts.

Research and Development Expenses

Research and development costs are generally expensed as incurred. Research and development expenses mainly consist of the costs incurred in the development and improvement of the Company’s OTT service platform. Research and development expenses were $0 and $863,528 for the nine months ended November 30, 2019 and 2018, respectively.

Share-Based Payments

The Company follows the provisions of ASC Topic 718, Compensation - Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants, including employee stock options. Stock compensation expense based on the grant date fair value estimated in accordance with the provisions of ASC 718 is recognized as an expense over the requisite service period and the Company made a policy election to recognize forfeitures when they occur.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model, which requires assumptions regarding the expected volatility of the stock options, the expected life of the options, an expectation regarding future dividends on the Company’s common stock, and estimation of an appropriate risk-free interest rate. The Company’s expected common stock price volatility assumption is based upon the historical volatility of similar companies due to limited history of our stock price. The expected life assumption for stock options grants was based upon the simplified method provided for under ASC 718-10, which averages the contractual term of the options with the vesting term. The dividend yield assumption of zero is based upon the fact that the Company has never paid cash dividends and presently has no intention of paying cash dividends in the future. The risk-free interest rate used for each grant was based upon prevailing short-term interest rates over the expected life of the options.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of November 30, 2019.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

During the three months ended November 30, 2019, the Company issued an aggregate of 550,000 shares of unregistered common stock to five employees of the Company for their services provided to the Company, pursuant to the Company’s 2019 Stock Incentive Plan and respective stock award agreements with the five employees of the Company. Such issuances were exempted from registration pursuant to Section 4(a)(2) under the Securities Act.

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

China VTV Limited
(Registrant)

Date: February 10, 2020	By:	/s/ Tijin Song
Tijin Song
Chief (Principal) Executive Officer

