Form 10-K
period 2020-02-29
China VTV Ltd
filed 2020-07-29
CIK 1639234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2020

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $454,725,300.

As of July 13, 2020, the Company had 284,280,000 shares of common stock issued and outstanding.

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

On March 15, 2019, the Company and Mr. Guoping Chen, the then Principal Executive Officer and President of the Company, entered into a share exchange agreement (the “Share Exchange Agreement”) with China VTV Ltd. (“China VTV”), a Hong Kong company, and all of the shareholders of China VTV ( “China VTV Shareholders”), pursuant to which the Company acquired all of the issued and outstanding shares of common stock of China VTV from the China VTV Shareholders by issuing an aggregate of 110,550,000 restricted shares of common stock of the Company (the “Stock Exchange”) to China VTV Shareholders pro rata upon closing of the Stock Exchange. Upon closing of the Stock Exchange, China VTV became a wholly-owned subsidiary of the Company and China VTV Shareholders collectively owned approximately 51.29% of the then issued and outstanding shares of the Company’s common stock on a fully diluted basis. As a result of the Stock Exchange, the Company and its operational subsidiaries primarily engaged in broadcasting news, videos, television shows, tourists’ programs and other entertainment programs via the over-the-top (the “OTT”) platform over the internet. We disclosed such transaction in a current report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on March 21, 2019, which is incorporated herein by reference.

On December 18, 2019, the Company, VTV Global Culture Media (Beijing) Co., Ltd., a Chinese wholly foreign owned entity and a wholly-owned subsidiary of the Company (“WFOE”), Butterfly Effect Culture Media (Beijing) Co., Ltd., a corporation formed under the laws of China (the “Butterfly Effect”) and each and all of the shareholders of Butterfly Effect Media (each, a “Target Shareholder”, and collectively, “Target Shareholders”) entered into a business acquisition agreement (the “Acquisition Agreement”), pursuant to which the Company through its WFOE agreed to acquire Butterfly Effect Media through a series of management agreements (the “VIE Agreements”) to effectively control and own Butterfly Effect Media (the “Acquisition”). In accordance with the Acquisition Agreement, in consideration for the effective control over Butterfly Effect Media, the Company issued an aggregate of 24,000,000 shares of its common stock (the “Common Stock”), par value $0.001 per share, at the stipulated price of $4.00 per share (the “Stock Consideration”) without respect of the stock price at which the Common Stock trades, to the Target Shareholders in accordance with the percentage (the “Target Shareholder Equity Percentage”) listed on Schedule A as set forth in the Acquisition Agreement. In addition, subject to the terms and conditions in the Acquisition Agreement, the Company and its subsidiaries agreed to pay a total of RMB 288,000,000 (the “Cash Consideration”) to the Target Shareholders pro rata with the Target Shareholder Equity Percentage over a period of time as set forth therein.

On February 24, 2020, the Company completed the acquisition transaction of Butterfly Effect Media contemplated under the Acquisition Agreement dated December 18, 2019, as amended, pursuant to which the Company effectively controls Butterfly Effect Media via a series of variable interest entity Agreements. Butterfly Effect Media is a literature and media company that devotes to literary adaptation to another medium, such as television shows, movies, audible books or video games. Butterfly Effect Media’s business chain starts from composing books or scripts, licensing copyrights, producing moving pictures or video games to eventually distributing the moving pictures, audio products and video games on the internet. With the addition of Butterfly Effect Media, we expanded our internet media platform business into the content production business and hope that our Blockchain cloud-based platform and the content production business may benefit from each other, although there is no assurance of any of such benefits or advantages.

Through mergers and acquisitions, we have become an internet-based online entertainment media company with focuses on audience interaction, entertainment and business opportunities. The Company’s goal is to build a dream for young entertainment people and create entertainment value for audience. As of the date of this annual report, the Company primarily distributes news, produces moving pictures, trades copyrights, and produces video games.

Corporate History

The Company was incorporated by its former president Mr. Harald Stobbe on February 19, 2015. On March 1, 2017, Mr. Guoping Chen was appointed as the sole director of the Company. On June 2, 2017, Mr. Guoping Chen became president, secretary and treasurer of the Company and the Company’s former officers Mr. Stobbe and Mr. Junlao resigned as officers of the Company.

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

On January 10, 2020, the Board reviewed and accepted Mr. Hongbin Dong’s resignation as a member of the Board, effective January 6, 2020. In addition, on January 10, 2020, the Board appointed Mr. Hongbin Dong as the Chairman of the supervisory board of the Company effective immediately, where Mr. Hongbin Dong oversees the general operations of the Company and advises on the executive compensation.

On January 10, 2020, the Board elected Ms. Qiongfang Shi as a member of the Board in connection with the acquisition of Butterfly Effect Media, effective immediately. Ms. Qiongfang Shi serves as a member of the Board until the next annual shareholder meeting and until her successor shall be duly elected and qualified or her early resignation.

On February 24, 2020, the Company completed the acquisition transaction of Butterfly Effect Media as contemplated under the Acquisition Agreement dated December 18, 2019, as amended, pursuant to which the Company effectively controls Butterfly Effect Media via a series of variable interest entity Agreements.

Corporate Structure

The diagram below illustrates our corporate structure following the Stock Exchange and acquisition of Butterfly Effect Media.

The Company’s consolidated financial statements for the year ended February 29, 2020 do not include the financial information of the following four non-wholly-owned subsidiaries: Hangzhou Wenye Culture Media Co., Ltd., Xinjin Butterfly Effect Culture Media Co, Ltd., Beijing Yi Butterfly Culture Media Co., Ltd., and Shenzhen Coconut Movies Co., Ltd.

Principal Products

We are at the early stage of our business development. As of the date of this annual report, the Company has established a functioning Blockchain cloud-based platform which distributes news, videos, television shows, travel programs and other entertainment programs via internet to the end devices (the “End Devices”), such as computers, smart TVs, smart phones and tablets.

The Company has engaged Xin Mei Culture Distribution Co., Ltd. (“Xin Mei Technology”) to develop the cloud technology and internet services which are integral to the establishment and maintenance of the OTT platform. On December 22, 2016, China VTV (HK) and Xin Mei Technology entered into the OTT development and maintenance agreement (the “OTT Development Agreement”) pursuant to which Xin Mei Technology provided the information technology to build and update a customized OTT platform for China VTV(HK), through which China VTV (HK) may distribute its programs and shows to the audiences’ End Devices. The term of the OTT Development Agreement was five years. The total consideration of the OTT Development Agreement was an aggregate of thirty million (RMB 30,000,000) Chinese dollars (equivalent to $4,474,673 U.S. dollars), which was payable over the five-year period in the combination of cash and the Company’s stock. Later the Company and Xin Mei Technology mutually agreed to terminate the OTT Development Agreement due to changes to the Company’s business needs. On December 31, 2018, the Company and Xin Mei Technology entered into a termination agreement, pursuant to which Xin Mei ceased its maintenance services to the Company’s OTT platform on December 31, 2018 and also waived the Company’s obligation to pay the balance of service fee balance of RMB 16,000,000 in cash or the Company’s common stock.

In addition, the new CTO of the Company and the engineers at CybEye Image, Inc. (“CybEye”) play an important role in incorporating the blockchain technology to the OTT Platform and updating and maintaining the OTT Platform to ensure high quality online streaming services. On September 30, 2019, the Company entered into a strategic development agreement (the “Strategic Development Agreement”) with CybEye pursuant to which CybEye will develop and provide technical support and maintenance to the Company’s online streaming media platform, the platform, and incorporate blockchain technologies to the Company’s media platform to enhance security. The Strategic Development Agreement shall continue in full force and effect until September 29, 2022. During the term of the Strategic Development Agreement, CybEye will develop the OTT Platform only for the Company, and will not engage in providing any services to other media companies. Subject to the terms and conditions of the Strategic Development Agreement, the Company shall issue to CybEye two million and five hundred thousand (2,500,000) shares of its unissued and registered common stock at one time and forty thousand (40,000) shares its unissued and registered common stock per month during the term of the Strategic Development Agreement upon the effectiveness of a registration statement to register those shares.

In connection with the Strategic Development Agreement, on September 30, 2019, the Company and CybEye entered into a non-exclusive licensing agreement (the “Licensing Agreement”), pursuant to which the Company and its affiliates were granted a fully-paid perpetual non-exclusive right and license to use and develop any intellectual property and proprietary information, including, without limitation, any patents and trademarks as set forth in Schedule A thereto, which CybEye owns, to carry out the purposes and goals of the Strategic Development Agreement. On December 13, 2019, the Company and CybEye entered into an amendment to the Licensing Agreement, pursuant to which the term of the Licensing Agreement was amended to twenty (20) years (from September 30, 2019 to September 29, 2039) and the Company agreed to issue 2,500,000 shares of its common stock to CybEye as set forth in the Strategic Development Agreement dated September 30, 2019.

Our internal information technology team and CybEye have included blockchain and cloud data technologies to our online OTT platform and developed the second generation of our media distribution platform (hereinafter referred as the “blockchain cloud-based platform”). The Blockchain cloud-based platform consists of the IOS app, the Android app, online updates, online video and audio services, channel services and multi-media functions. The fully-integrated OTT system digitalizes the traditional film-based videos and distributes the digital contents over the internet to various End Devices. Recently, the Company and its technology partners together developed the live-streaming function of the blockchain cloud-based platform where the Company can distribute live programs digitally. As of the date of this report, the Company has broadcasted many live programs, such as Boao Forum for Asia (an established political forum in Asia) and Xiang Fei Jia Dao (a travel program). The Company has reached more than 1 million viewers who watched its live programs. The blockchain cloud-based platform can distribute, upload and broadcast contents constantly (24-7) on multiple social media channels and websites on smart TVs and smart phones.

The Company’s representative original programs include, without limitation, China Symbol, China Temperature, V Spring Festival Party, Global Good Voice (Los Angeles), Confucianism Ceremony, various talk shows, and Qing Tan Guo Xue Ge Feng Ya (a series TV show focused on traditional Chinese culture). In addition, the Company has the exclusive online broadcasting right to a number of Chinese TV shows in various regions.

Furthermore, our literary adaptation line of business, Butterfly Effect Media and its subsidiaries, is developing scripts and producing TV shows, movies, audio books and video games to be distributed online. As of the date of this annual report, Butterfly Effect Media owned various copyrights to approximately 49 original stories, including the right to develop the audible versions and other adaptation rights. Among these original stories, Butterfly Effect Media was working on nine TV scripts for future TV show production. The nine TV show scripts include Chinese martial art actions, contemporary detective, historical dramas, Chinese civil war-themed stories, and science fictions. Among the TV scripts that Butterfly Effect Media was working on, there are five popular or “hot” scripts:

i)

“The Legacy of Chu Liu Xiang” authored by Long Gu, a topnotch novelist in China with specialty in the martial art genre. The Legacy of Chu Liu Xiang is a martial art classic enjoying widespread popularity in Chinese speaking communities. We have the full copyrights to adapt the classic story “The Legacy of Chu Liu Xiang” to any type of moving pictures.

ii)

“The Bride with White Hair” authored by Yu Sheng Liang, who was one of the four “fathers”/ founding writers of New Martial Arts Writing and was a member of the Chinese Author Association. The three other founding writers of the New Martial Arts Writing style are Yong Jin, Long Gu, and Rui’an Wen. The Bride with White Hair movie (1993 version) received the Hong Kong Film Award for Best Cinematography. We have the copyright to adapt The Bride with White Hair to TV shows.

iii)	“The Legend of Sword and Fairy 2,” which was one of the most popular video games in China. We have the full copyrights to adapt the Legend of Sword and Fairy 2 to all types of moving picture products.

iv)

“Yi Nian Yong Heng (Moment of Forever),” written by Er Gen, one of the most well-known internet writers in China. We have the full copyrights to adapt Yi Nian Yong Heng (Moment of Forever) to all types of moving picture products.

v)	“Qin Xu,” written by Guan Yue, a topnotch historian novelist. We have the full copyrights to adapt Qin Xu to all types of moving picture products.

With respect to cell phone video games, Butterfly Effect launched a few internal testing on the cell phone video game named after the same name of the original book “The Qin Empire” in March 2020. The testing has started generating revenue for the Company.

Targeted Customers

Our targeted customers include IP TV subscribers outside mainland China, mainland internet distribution platforms, local enterprises, municipalities, and celebrities in various regions and countries, including mainland China. Our revenues for the years ended February 29, 2020 and February 28, 2019 derive primarily from the sales of copyrights, original stories, and finished products, licensing literal copyrights, and advertising services .

During the fiscal year ended February 29, 2020, we did not have any major client that contributed to more than 10% of our consolidated revenue.

Intellectual Property

We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology and brand names. Monitoring unauthorized use of our products and brands is difficult and costly, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology and brand names, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources.

In addition, third parties may initiate litigation against us alleging infringement of their proprietary rights. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, our business could be harmed. In addition, even if we are able to license the infringed or similar technology, license fees could be substantial and may adversely affect our results of operations.

Copyrights

The Company and its strategic partner CybEye have developed a new software system for the blockchain cloud-based platform. The Company may register any copyrights related to the blockchain cloud-based platform.

As of the date of this annual report, the Company, through Butterfly Effect Media, owned various copyrights to approximately 49 original stories, including the right to adapt the original stories to audible books, TV shows, movies, or video games and market and distribute online or offline the adapted contents.

Domain Names

As of the date of this report, the Company has an aggregate of six (6) domain names registered under its name for the use in various jurisdictions as set forth below.

Domain Names	Jurisdiction	Valid Period		Ownership
		From	To
chinavtv.tv	China	2015/4/3	2022/4/3	direct
chinavtv.tw	Taiwan	2015/4/3	2022/4/3	direct
chinavtv.Vip	China	2018/2/3	2022/2/3	direct
zhonghuaweishi.com	China	2015/5/9	2021/5/9	direct
zhonghuaweishi.com.cn	China	2015/5/9	2021/5/9	direct
chinavtv.hk	Hong Kong			direct

Patents

In connection with the Strategic Development Agreement with CybEye, on September 30, 2019, the Company and CybEye entered into the Licensing Agreement, pursuant to which the Company and its affiliates were granted a fully-paid non-exclusive right and license to use and develop any intellectual property and proprietary information, including, without limitation, any patents and trademarks that CybEye owned as of September 30, 2019 and are set forth in Schedule A thereto. As of the date of this annual report, we licensed nine patents and five trademarks from CybEye.

Trademarks

In addition to the licensed marks from CybEye, we have our own marks to distinguish ourselves from other online media companies. The Company started using the mark or logo as referenced below since February 2015 in various jurisdictions, such as mainland China, Taiwan, Hong Kong, the U.S., France, Japan and Malaysia.

Later in 2019, we updated the company’s logo as following:

On November 15, 2017, the Company and China VTV Taiwan Co., Ltd. (“China VTV Taiwan”) entered into a strategic partnership agreement, pursuant to which the two parties agreed to work together to promote the visibility of the Company. The Company believes that China VTV Taiwan did not perform under such agreement and the agreement was terminated shortly thereafter. However, the Company then discovered that China VTV Taiwan submitted a trademark registration of the Company’s mark consisting of the English letters, Chinese letters and the rainbow, as referenced above under its own name in Taiwan without consent or approval from the Company. Immediately thereafter on December 7, 2018, the Company filed an opposition to China VTV Taiwan’s mark registration in front of the Taiwan Intellectual Property Office. On November 12, 2019, the Taiwan Intellectual Property Office denied China VTV Taiwan’s mark registration application and China VTV Taiwan appealed such decision to the Ministry of Economic Affairs of Taiwan. On April 14, 2020, the Ministry of Economic Affairs of Taiwan affirmed the decision of the Taiwan Intellectual Property Office that it agreed with the Company on denying China VTV Taiwan’s mark registration in Taiwan. On July 7, 2020, the Company’s wholly owned subsidiary in Hong Kong received the affirmation from the Taiwan Intellectual Property Office to register the Company’s mark and the accompanying text in Taiwan.

Employees

As of February 29, 2020, we, together with our wholly-owned and majority-owned subsidiaries, either through direct ownership or the VIE agreements, had a total of 96 employees, all of whom are full-time and are based in Hong Kong and mainland China. The breakdown of our employees based on departments is set forth below:

Department	Number of Employees
Management	7
Content Editing	7
Technology Development and Coding	16
Sales and Marketing	6
Product Testing	5
Strategy	7
Production and micro-movies	4
Creative Writing	10
Celebrity Management	2
Art Design	7
Administration	12
Accounting	7
International Business Development	6

There are no collective bargaining contracts of any of our employees. We believe our relationship with our employees is satisfactory.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not required for a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2. PROPERTIES

Our corporate headquarters are located at New Times Centre, 393 Jaffe Road, Suite 17A, Wan Chai, Hong Kong. We do not pay rent for this office space and there is only a verbal lease between the Company and the landlord, who is a friend of one of the directors. Some of our cloud disks are maintained in such office space in Hong Kong. The Company and the landlord have the mutual understanding that the Company may use such office space till the end of 2020. There is no assurance how long this office accommodation will last.

In addition, a director of the Company has verbally agreed to host the Company’s office in Beijing, China for seven years beginning from the year of 2020. The Company’s office space in Beijing, China is approximately 600 square meters (approximately 6,458 square feet) and currently the Company is not obligated to pay any rent.

Butterfly Effect Media leases its main office space in Chaoyang District, Beijing, China from September 22, 2017 to September 21, 2020. Its offices in Beijing occupy approximately 7,290 square feet, consisting of offices, an entertainment lounge, and a terrace. The annual base rent for the Beijing office was approximately $211,000 from September 22, 2018 to September 21, 2019 and $227,600 from September 22, 2019 to September 21, 2020. Butterfly Effect is responsible for all the expenses incurred because of the use of the office space, such as electricity, internet, telecommunication, water and parking.

ITEM 3. LEGAL PROCEEDINGS

On November 15, 2017, the Company and China VTV Taiwan entered into a strategic partnership agreement, pursuant to which the two parties agreed to work together to promote the visibility of the Company. The Company believes that China VTV Taiwan did not perform under such agreement and the agreement was terminated shortly thereafter. However, the Company then discovered that China VTV Taiwan submitted a trademark registration of the Company’s mark consisting of the English letters, Chinese letters and the rainbow, as referenced above under its own name in Taiwan without consent or approval from the Company. Immediately thereafter on December 7, 2018, the Company filed an opposition to China VTV Taiwan’s mark registration in front of the Taiwan Intellectual Property Office. On November 12, 2019, the Taiwan Intellectual Property Office denied China VTV Taiwan’s mark registration application and China VTV Taiwan appealed such decision to the Ministry of Economic Affairs of Taiwan. On April 14, 2020, the Ministry of Economic Affairs of Taiwan affirmed the decision of the Taiwan Intellectual Property Office that it agreed with the Company on denying China VTV Taiwan’s mark registration in Taiwan. On July 7, 2020, the Company’s wholly owned subsidiary in Hong Kong received the affirmation from the Taiwan Intellectual Property Office to register the Company’s mark and the accompanying text in Taiwan.

Other than the administrative proceeding set forth above, there are no other pending or threatened legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or stockholder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.001 per share, is quoted on the OTC Pink platform under the symbol “CVTV”.

The following table sets forth the range of high and low bid quotations for our common stock. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid

5/31/19	-	-
8/31/19	6.87	6.70
11/30/19	12.00	3.57
02/29/20	11.00	3.25

5/31/18	1.75	1.75
8/31/18	2.00	2.00
11/30/18	2.00	2.00
02/28/19	-	-

As of July 13, 2020, there were 108 holders of record of the Company’s common stock.

Securities authorized for issuance under equity compensation plans.

As of February 29, 2020, there were 12,450,000 shares of common stock granted to the Company’s officers, directors, employees and consultants pursuant to its 2019 equity compensation plan (the “2019 Incentive Plan”). On November 29, 2019, the Board of the Company adopted the 2019 Incentive Plan, under which the Company may issue up to an aggregate of 22,000,000 shares of stock awards, options, or performance shares, subject to certain adjustments set forth therein. The Board of the Company has the sole authority to implement and administer the 2019 Incentive Plan and may delegate a committee or one or more officers to grant awards under the 2019 Incentive Plan. This 2019 Incentive Plan became effective upon the Board approval on November 29, 2019 and shall terminate ten years thereafter. On June 8, 2020, the holders of a majority outstanding voting power of the Company approved the 2019 Incentive Plan.

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

On December 18, 2019, the Company, VTV Global Culture Media (Beijing) Co., Ltd., a Chinese wholly foreign owned entity and a wholly-owned subsidiary of the Company (“WFOE”), Butterfly Effect Culture Media (Beijing) Co., Ltd., a corporation formed under the laws of China (the “Target”) and each and all of the shareholders of the Target (each, a “Target Shareholder”, and collectively, “Target Shareholders”) entered into a business acquisition agreement (the “Acquisition Agreement”), pursuant to which the Company through its WFOE agreed to acquire the Target through a series of management agreements (the “VIE Agreements”) to effectively control and own the Target (the “Acquisition”). In accordance with the Acquisition Agreement, in consideration for the effective control over the Target, the Company issued an aggregate of 24,000,000 shares of its common stock (the “Common Stock”) to the Target Shareholders in accordance with the percentage (the “Target Shareholder Equity Percentage”) as set forth in the Acquisition Agreement. In addition, subject to the terms and conditions in the Acquisition Agreement, the Company and its subsidiaries agreed to pay a total of RMB 288,000,000 (the “Cash Consideration”) to the Target Shareholders pro rata with the Target Shareholder Equity Percentage over a period of time as set forth therein.

Pursuant to the terms and conditions of the Acquisition Agreement, the Company also agreed to dedicate forty percent (40%) of the net proceeds actually received in any public or private equity offering (the “Qualified Offering”), in which the Company raises at least $20,000,000 USD in gross proceeds before deducting any underwriter or placement agent’s discount and commissions and any offering expenses, to be used to pay the Target Shareholders pro rata with the Target Shareholder Equity Percentage until the total amount of the Cash Consideration is paid in full, without the obligation to pay any interest thereon.

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

The Company completed this acquisition transaction on February 24, 2020 (the “Closing Date”) and acquired Butterfly Effect Media’s business.

Butterfly Effect Culture Media is primarily engaging in literary adaptation business. The Company centers its business on internet Chinese literary and literary adaptation for television shows, movies, audible books and mobile phone video games that are primarily distributed through online platforms to provide marketing and media services to the entertainment industry in China, including production of media promotion and advertising services to movies, television shows, actors and commercial products in China. For the year ended February 29, 2020, the focus and revenue stream for the Company was the purchase and sale of literature copyrights, and licensing of the copyrights to video game software development companies.

Following the acquisition, the Company plans to operate as a single entity with two relatively separate but integrated business units, which are 1) the e-media online streaming platform operated by the Company’s Hong Kong subsidiary and 2) the literary adaptation business whereby the Target adapts original stories or books into TV shows, movies and mobile video games to be distributed in and outside the People’s Republic of China (the “PRC”) through the internet. The Company is currently exploring the model to distribute contents, such as TV show episodes, produced by Butterfly Effect Culture Media on our online streaming platform. While each of the two business units is operating independently of each other, they are supervised by the board of directors (the “Board”) of the Company and share certain common resources and functions, including, but not limited to, accounting, business development, an marketing functions. The new Board after January 10, 2020 has representatives from both the Company and Butterfly Effect Media.

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

Since November 2019, our blockchain-operated App have been available for both iPhone and Android mobile phone users, and we have been trying to recruit more mobile phone users to use our App to watch our online media programs.

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

Impact of Covid-19

A novel strain of coronavirus, or COVID-19, was first identified in China in December 2019 and subsequently declared a pandemic in March 11, 2020, by the World Health Organization. As a result of the COVID-19 pandemic, all travel has been severely curtailed to protect the health of our employees and comply with local guidelines, and we temporarily closed our china offices from February to early March 2020. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns in affected areas. The full impact of the pandemic on our business, operations and financial results will depend on various factors that continue to evolve which we may not accurately predict.

Results of Operations

Fiscal Year Ended February 29, 2020 compared to the Fiscal Year Ended February 28, 2019

The following table sets forth our consolidated statements of operations for the years indicated:

	For the Years Ended
	February 29, 2020	February 28, 2019	Dollar Change
Net Revenue	$3,834	$-	$3,834
Cost of Revenue	1,278	-	1,278
Gross Profit	2,556	-	2,556
Sales and marketing expenses	6,390	-	6,390
Research and Development Expenses	231,791	861,581	(629,790)
General and Administrative Expenses	1,271,630	13,426	1,258,204
Total Operating Expenses	1,509,811	875,007	634,804
Interest expense	316	-	316
Loss before income tax	(1,507,571)	(875,007)	(632,564)
Provision for Income Tax	-	-	-
Net Loss	(1,507,571)	(875,007)	(632,564)
Comprehensive Loss	$(1,508,905)	$(875,770)	$(633,135)

Revenue:

During the year ended February 29, 2020, we realized $3,834 in revenue, representing an increase of $3,834 as compared to $0 for the year ended February 28, 2019, as a result of one-time advertising revenue that was generated by the Company’s subsidiary, China VTV Ltd. The Company acquired China VTV Ltd., through a reverse merger transaction, in May 2019.

Cost of Revenue:

Our cost of sales consisted of the fees that we paid to telecommunication carriers and other service providers for telecommunications and other content delivery-related services. During the year ended February 29, 2020, we had cost of revenue of $1,278, compared to $0 during the year ended February 28, 2019, as a result of the increase in advertising revenue.

Sales and marketing expenses:

Sales and marketing expenses during the year ended February 29, 2020 was $6,390, an increase of $6,390 from $0 during the year ended February 28, 2019. The Company did not have any business operations during the year ended February 28, 2019.

Research and Development Expenses:

Research and development expenses mainly consisted of the costs incurred in the development and improvement of the Company’s OTT service platform. Research and development expenses decreased by $629,790 to $231,791 for the year ended February 29, 2020, as compared to $861,581 for the year ended February 28, 2019. The decrease in the research and development expenses was primarily due to the decrease in the development and technical support cost for our OTT Platform.

During the year ended February 29, 2020, we engaged our business strategic partner, CybEye Image, Inc. (“CybEye”), in developing and providing technical support and maintenance to the Company’s online streaming media OTT Platform and incorporating blockchain technologies to the Company’s OTT Platform to enhance security. Pursuant to the “Strategic Development Agreement”, entered by the Company and CybEye, the Company shall issue 2,500,000 shares of its common stock at one time and forty thousand (40,000) shares its common stock per month to CybEye during the term of the contract term. In addition, the Company granted the CybEye’s developers stock options to purchase 500,000 shares of the Company’s common stock each year during the term of the employment pursuant to the stock option agreement. The total share-based compensation of $231,791 was recognized as research and development expenses for the year ended February 29, 2020.

General and Administrative Expenses:

General and administrative expenses primarily consist of legal, accounting, other professional service fees, the compensations to the Company’s employees, executives, and directors, and depreciation expenses of the capital assets. General and administrative expenses were $1,271,630 for the year ended February 29, 2020, as compared to $13,426 for the year ended February 28, 2019, representing an increase of $1,258,204.

The increase in general and administrative expenses for the year ended February 29, 2020 was primarily attributable to the increase in stock-based compensations to the Company’s executives and directors of $713,415, legal fees of $107,651, impairment of intangible assets and depreciation expenses of $183,088, accrued salaries of $146,396, travel expenses of $28,649, and rental expenses of $6,953.

Net Loss:

Our net loss was $1,507,571 for the year ended February 29, 2020, as compared to $875,007 for the year ended February 28, 2019, representing an increase of $632,564. The increase in net loss for the year ended February 29, 2020 was primarily attributable to the stock-based compensations to Cybeye developers and the Company’s executives and directors. The stock-based compensations, totaling $872,914, were recognized as operating expenses for the year ended February 29, 2020.

Comprehensive Loss:

Our business operates in Chinese RMB and Hong Kong Dollars, but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB and Hong Kong Dollars to U.S. Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net loss is added to the accumulated deficit while the translation adjustment is added to a line item on our balance sheet labeled "other comprehensive income," since it is more reflective of changes in the relative values of U.S. and the foreign currencies than of the success of our business. During the year ended February 29, 2020, the effect of converting our financial results to USD was a loss of $1,335 to our other comprehensive income, as compared to a loss of $763 during the year ended February 28, 2019 as a result of the currency exchange rate fluctuation.

Liquidity and Capital Resources

Overview

Prior to the acquisitions of China VTV Ltd. (“China VTV HK”) and Butterfly Effect Media, the Company had only nominal operations and did not have any cash generated from business operations. We funded our operating expenses by borrowing loans from our related parties. We had cash and cash equivalents of $51,551 at February 29, 2020, compared to $17,548 at February 28, 2019. As of February 29, 2020, we have incurred accumulated operating losses of $3,844,738 since inception. As of February 29, 2020, and February 28, 2019, we had a working capital deficit of $28,066,471 and $598,354, respectively.

During the year ended February 29, 2020, we issued 25.1M common stock shares to four individual subscribers for gross proceeds of $732,963, in which $114,678 was received and the rest of $618,285 was to be received in the following year. In May 2019, we acquired China VTV HK that generated 3,834 revenue during the year ended February 29, 2020. In February 2020, we acquired Butterfly Effect Culture Media through a series of management agreements (the “VIE Agreements”). In accordance with the Business Cooperation Agreement, in exchange for the Company’s exclusive technical, business and other related consulting services, the VIE will pay a service fee to the Company, which constitutes 100% of the VIE’s after-tax income, resulting in a transfer of 100% of the net profits from the VIE to the Company. The service fees shall be due and payable on a monthly basis, within 30 days after the end of each month. Butterfly Effect Culture Media has been profitable in the past three years, and its financing arrangements consist of a revolving credit facility from the Bank of Beijing that met our short-term liquidity requirements for the past year. During the next twelve months, we will file a Form S-1, shortly after the filing of our 10-K, to raise approximately $120 million fund; we also plan to raise approximately $3 million from private placements, and sign additional equity credit lines of $1.5 million with other banks. We anticipate that the cash generated from the VIE operations as well as these financing activities will be sufficient to satisfy our liquidity requirements for the next 12 months.

The following table sets forth a summary of our cash flows for periods indicated:

	For the Years Ended
	February 29, 2020	February 28, 2019
Net Cash Used in Operating Activities	$(471,808)	$(508,322)
Net Cash Used in Investing Activities	(78,466)	-
Net Cash Provided by Financing Activities	506,476	60,918
Effect of Exchange Rate Changes on Cash and Cash Equivalents	77,801	413,501
Net Increase (Decrease) in Cash and Cash Equivalents	34,003	(33,903)
Cash and Cash Equivalents
Beginning	17,548	51,451
Ending	$51,551	$17,548

Net Cash Used in Operating Activities

Net cash used in operating activities was $471,808 during the year ended February 29, 2020, compared to net cash used in operating activities of $508,322 for the year ended February 28, 2019. The decrease in the cash used in operating activities was primarily due to the increase in accounts payable and wages payable for the year ended February 29, 2020, compared to the year ended February 28, 2019.

Net Cash Used in Investing Activities

Net cash used in investing activities was $78,466 during the year ended February 29, 2020, compared to net cash used in investing activities of $0 for the year ended February 28, 2019. The increase in cash used in investing activities was primarily due to the purchase of office equipment and furniture, offset by $33,313 cash proceeds we acquired from the acquisition of Butterfly Effect Media.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $506,476 during the year ended February 29, 2020, compared to $60,918 for the year ended February 28, 2019. The increase in the cash provided by financing activities was primarily due to the sale of newly issued common stock shares of $114,679 and the $391,797 increase in the balance of due to related parties during the year ended February 29, 2020, compared to the year ended February 28, 2019.

Net increase in cash and cash equivalents was $34,002 for the year ended February 29, 2020, compared to net decrease in cash and cash equivalents of $33,903 for the year ended February 28, 2019.

Summary of Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenues and expenses, and the related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. The SEC has defined critical accounting policies as those policies management believes are most important to the portrayal of the Company's financial condition and results of operations and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified the following critical accounting policies and estimates addressed below. Our significant accounting policies are summarized in Note 2, Summary of Significant Accounting Policies to our Consolidated Financial Statements. The following describes our critical accounting policies and estimates:

Use of Estimates

Our consolidated financial statements and notes thereto are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

We base our estimates on historical experience, available market information, appropriate valuation methodologies, and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates are used for such items as depreciable lives for long-lived assets including intangible assets, fair value of stock-based compensations, tax provisions, and assets and liabilities assumed in business combinations, among others. In addition, estimates are used to test long-lived assets and goodwill for impairment.

Business Combinations

We account for acquired businesses treated as a business combination using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition-related costs are expensed as incurred in the consolidated financial statements. Significant judgments are used in determining the estimated fair values assigned to the assets acquired and liabilities assumed and in determining estimates of useful lives of long-lived assets acquired. Estimates of the fair values of assets acquired and liabilities assumed are based upon assumptions believed to be reasonable, and when appropriate, include assistance from independent third-party appraisal firms.

Share-based compensation

We adopted the provision of ASC Topic 718 which requires us to measure and recognize compensation expenses for an award of an equity instrument based on the grant-date fair value. The cost is recognized over the vesting period (or the requisition service period). ASC Topic 718 also requires us to measure the cost of a liability classified award based on its current fair value. The fair value of the award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period are recognized as compensation cost over that period. Further, ASC Topic 718 requires us to estimate forfeitures in calculating the expense related to stock-based compensation,

The fair value of each option award is estimated on the date of grant using the Black-Sholes Valuation Model. The expect volatility was based on the historical volatilities of our listed common stocks in the United States and other relevant market information. We use historical data to estimate share option exercises and employee departure behavior used in the valuation model. The expected terms of share options granted is derived from the output of the option pricing model and represents the period that share options granted are expected to be outstanding. Since the share options once exercised will primarily traded in the U.S. capital market, the risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

Valuation of Goodwill, Intangible Assets and Investments:

As of February 29, 2020, the Company had goodwill of $21,552,596 as a result of the acquisitions of Butterfly Effect Media. In addition, the Company recognized intangible assets measured primarily based upon significant inputs that are not observable in the market and represent Level 3 measurements as defined by ASC 820, Fair Value Measurements.

The Company applies ASC 805, Business Combinations and ASC 350, Intangibles - Goodwill and Other to account for goodwill and intangible assets. The Company amortizes all finite-lived intangible assets over their respective estimated useful lives while goodwill has an indefinite life and is not amortized. Goodwill is tested for impairment on an annual basis and, when specific circumstances dictate, between annual tests. As of February 29, 2020, the carrying amount of the Company’s goodwill was considered as the fair value of the goodwill.

We also perform a review of our purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There was no impairment of purchased-intangible assets identified for the years ended February 29, 2020 and February 28, 2019.

The Company has investments in equity securities. For equity securities that do not have a readily determinable fair value, we consider forecasted financial performance of the investee companies, as well as volatility inherit in the external markets for these investments. If these forecasts are not met, impairment charges may be recorded.

Valuation of Income Taxes

We recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. Our net deferred taxes primarily consist of net operating loss carry forwards, or NOLs, intangibles and prepaids. We are required to record a valuation allowance against our net deferred tax assets if we conclude that it is more likely than not that taxable income generated in the future will be insufficient to utilize the future income tax benefit from our net deferred tax assets (namely, the NOLs) prior to expiration. We periodically review this conclusion, which requires significant management judgment. If we are able to conclude in a future period that a future income tax benefit from our net deferred tax assets has a greater than 50% likelihood of being realized, we are required in that period to reduce the related valuation allowance with a corresponding decrease in income tax expense. This would result in a non-cash benefit to our net income in the period of the determination. In subsequent periods, we would expect to recognize income tax expense equal to our pre-tax income multiplied by our effective income tax rate, an expense that was not recognized prior to the reduction of the valuation allowance.

As of February 29, 2020, we had NOLs for United States federal and state tax purposes, including those NOLs acquired as part of past business combinations, of $3,068,446 and $506,960, respectively, expiring at various times through 2037. In addition, we had Non-US NOLs of $1,861,468 primarily related to China, which has no expiration date.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies and Practices – Recently Issued Accounting Standards,” for information regarding new accounting pronouncements.

Off-Balance Sheet Arrangements

As of February 29, 2020, there were no off-balance sheet arrangements currently contemplated by management or in place that are reasonably likely to have a current or future effect on the business, financial condition, changes in financial condition, revenue or expenses, result of operations, liquidity, capital expenditures and/or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company’s audited financial statements for the fiscal years ended February 29, 2020 and February 28, 2019, begins on page F-1 of this Annual Report on Form 10-K.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of February 29, 2020.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the audit of our financial statements as of February 29, 2020 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company’s financial results. However, management believes that the lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company’s determination to its financial statements for the future years.

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

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended February 29, 2020.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position

Tijin Song	57	Chairman of the Board and CEO

Guoping Chen	58	Director

Yatao Wang	37	Director

Liqiang Meng	51	Director

Tung Ho Yu	74	Director and Chief Marketing and Branding Officer

Qiongfang Shi	40	Director

Bing Liu	61	Director and Chief Technology Officer (“CTO”)

Gehui Xu	52	Director

Chi-Chung Cheng	54	Director

Daoxin Zhang	43	Director

Jian Li	42	Chief Financial Officer (“CFO”)

Mr. Tijin Song is a co-founder, Chairman and Chief Executive Officer of China VTV Hong Kong. Mr. Song founded China VTV Hong Kong in 2015 and served as its Chairman and Chief Executive Officer since its inception. From 2004 to 2015, Mr. Tijin Song served as the Secretary of China Commission of Promotion of Publicity for the Undertakings of Chinese Disabled Persons where he organized and promoted a number of charitable projects and events. From 2000 to 2004, Mr. Song was the Manager of China Times. Mr. Song received a master’s degree from Nanjing University.

Mr. Guoping Chen has been the Chairman of the board of Shanghai Fengxing Telecommunication Equipment Franchise Co., Ltd. and Shanghai Fengxing Telecommunication Services Co., Ltd. since 1999 and became the CEO, CFO, secretary, treasury and director of the Company in June 2017. In addition, Mr. Chen serves as a director of Shanghai Xujiahui Business Management School. Mr. Guoping Chen obtained an associate degree in business management from Shanghai Institute of Mechanical Technology.

Ms. Yatao Wang, a co-founder of China VTV Hong Kong, serves as the President of Elion Financial Co., LTD, a subsidiary of Elion Group, since 2017, the Chief Advisor of Elion Foundation since 2015 and the chairperson of Shengya Yunding Payment Co., Ltd. since August 2017. Ms. Yatao Wang received a bachelor’s degree from Dongbei University of Finance and Economics. We have determined it is in our best interest to appoint Ms. Wang as a member of our Board due to her business experience.

Mr. Liqiang Meng, a co-founder of China VTV Hong Kong, has been the Chairman of Lanchou Automobile Culture Development (Beijing) Co., Ltd. since November 2017, Beijing Gengtai Culture Development Co. Ltd. since October 2017, and Beijing Zhonglian Bo’ai Interactive Entertainment Co., Ltd since December 2014. Mr. Liqiang Meng has a bachelor degree from Hebei University. We have determined it is in our best interest to appoint Mr. Meng as a member of our Board due to his business experience.

Mr. Tung Ho Yu is the Chief Marketing and Branding Officer at China VTV Hong Kong since 2015. Previously he was the Chief Operating Officer of Asia Television Limited, a subsidiary of Phoenix Television, from 2002 to 2008, the executive vice president of Phoenix Television from 1996 till 2002, the Vice President of China Broadcasting International Economic and Technology Company from 1992 till 1996, and the President of Guangdong Radio and Television Company from 1989 to 1992. Mr. Tung Ho Yu served as a consultant from 2008 to 2015. Mr. Yu received a bachelor degree from Remin University in 1970. We have determined it is in our best interest to appoint Mr. Yu as a member of our Board and the Chief Marketing and Branding Officer due to his business experience and influence in the media industry.

Ms. Qiongfang Shi has been a member of the board of directors of Butterfly Effect since July 2015. Previously Ms. Shi served as the Vice President of Jiubang Digital Technology (Guangzhou) Co., Ltd. from November 2010 to June 2015. In addition, Ms. Shi has had various roles in the areas of Chinese literature, sales and marketing and project management. Ms. Qiongfang Shi received an associate’s degree in international accounting from Guangdong Industry Technical College in 2000, an associate’s degree in property management from Guangzhou Caimao Guanli Ganbu College in 2004, and has been pursuing an MBA at Communication University of China since September 2019. The Board elected Ms. Shi as a member of the Board in connection with the Butterfly Effect Acquisition and believes her media experience adds value to the Company and Board.

Mr. Daoxin Zhang is the President of Yatai Charitable Foundation since 2018 and a member of China Artists Association since 2014. Mr. Zhang is a professional artist specialized in Chinese traditional painting. Mr. Zhang received a bachelor of law from Hefei University of Technology. We have determined it is in our best interest to appoint Mr. Zhang as a member of our Board due to his work experience.

Mr. Bing Liu is the founder and Chief Executive Officer of CybEye, Inc., which was incorporated in October 2011. He owns fourteen U.S. patents and has the expertise in social networking platform, internet security, cloud computing and multi-lingual processing. Mr. Bing Liu received a Bachelor and a Masters of Computer Science from Tsinghua University in China. Mr. Bing Liu serves as the CTO pursuant to the executive employment agreement (the “CTO Employment Agreement”) with Mr. Liu dated September 30, 2019. We have determined it is in our best interest to appoint Mr. Liu as a member of our Board due to his technical background, business acumen and deep understanding of the U.S. capital markets.

Ms. Gehui Xu was a well-known television hostess at China Central Television Station from 1991 until 1995 and started her career as a television hostess at Hong Kong Phoenix Television Station in 1996. Ms. Gehui Xu received the award as one of the Top Ten Television Hostesses in China in 1994. Ms. Gehui Xu currently hosts three TV programs at Hong Kong Phoenix Television Station. Ms. Xu received a Bachelor’s Degree in English from Beijing Foreign Language College. Because Ms. Xu has great influence in Chinese speaking media, particularly Hong Kong and Southeast Asia, the Company has determined that it is in its best interest of the shareholders to elect Ms. Gehui Xu to the Board to fill a vacancy on the Board.

Mr. Chi-Chung Cheng has been a director of ETtoday Dongsen News Cloud Co., Ltd. since 2018. From 2011 to 2018, Mr. Chi-Chung Cheng was the Chairman, Chief Executive Officer and a director of SMI Holdings Group Limited (a company previously listed on the Hong Kong Stock Exchange). Mr. Chi-Chung Cheng received a Bachelor’s Degree from Taiwan University and an MBA Degree from Tsinghua University. Because of Mr. Cheng’s leadership experience at our competing business, the Company has determined that it is in its best interest of the shareholders to appoint Mr. Chi-Chung Cheng to the Board to fill a vacancy on the Board.

Mr. Jian Li has extensive experience in accounting management and corporate finance. Since October 2014 till April 2020, Jian Li served as a vice president of Shoujian Sunshine Asset Management Co., Ltd. Prior to that, Jian Li was a vice president at Dagong International Credit Rating Co., Ltd. from September 2012 to October 2014. Jian Li earned an MBA degree from Victoria University in Australia in 2005 and was awarded a bachelor degree in Accounting from Hebei Geology University in 2000. Mr. Jian Li was admitted as a fellow of the Institute of Public Accountants in Australia in 2013, a fellow of Institute of Financial Accountants in the United Kingdom in 2012 and an associate member of the Association of International Accountants in the United Kingdom in 2014.

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

Involvement in Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.

any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

25

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.

being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

From April 1, 2019, Mr. Tijin Song, Mr. Guoping Chen and Mr. Tung Ho Yu accrued compensation as stated below in the Narrative Disclosure to Summary Compensation Table. We further expect that the specific direction, emphasis and components of our executive compensation programs will evolve. Factors that may affect our compensation policies include the hiring of full-time employees, our future revenue growth and profitability, the implementation of our business plan and strategy and increasing complexity of our business.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the years ended February 29, 2020 and February 28, 2019.

Summary Compensation Table of Named Executive Officers

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Tijin Song(1)	2020	107,036							107,036
	2019	-	-	-	-	-	-	-	-

Guoping Chen (2)	2020	53,518	-	-	-	-	-	-	53,518
	2019		-	-	-	-	-	-	-

Tung Ho Yu (3)	2020	53,518	-	-	-	-	-	-	53,518
	2019	-	-	-	-	-	-	-	-

Bing Liu (4)	2020	-	-	319,000	9,531	-	-	-	328,531
	2019	-	-	-	-	-	-	-	-

___________

(1)	Mr. Tijin Song was appointed to as the CEO on March 15, 2019 and assumed the office on April 18, 2019. The compensation listed in the table has been accrued and remained unpaid.
(2)

Mr. Guoping Chen assumed the position of the director of the Company on March 1, 2017, became the president, secretary and treasurer of the Company on June 2, 2017 and resigned as the president on April 18, 2019. On May 1, 2020, Mr. Guoping Chen resigned as the CFO and treasurer. The compensation listed in the table has been accrued and remained unpaid.

(3)

Mr. Tung Ho Yu was appointed as the Chief Marketing and Branding Officer on March 15, 2019 and assumed the office on April 18, 2019. The compensation listed in the table has been accrued and remained unpaid.

(4)

Mr. Bing Liu was appointed as the CTO on September 30, 2019 and confirmed by the Board on November 29, 2019. Mr. Bing Liu received stock options to purchase 500,000 shares of the common stock and 5,000,000 shares of common stock as the CTO of the Company.

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

Outstanding Equity Awards at Fiscal Year End

OUTSTANDING EQUITY AWARDS AT February 29, 2020

				OPTION AWARDS		STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Tijin Song	—	—	—	—	—	—	—	—	—
Guoping Chen	—	—	—	—	—	—	—	—	—
Tung Ho Yu	—	—	—	—	—	—	—	—	—
Bing Liu	125,000	500,000	375,000	12.00 per share	September 29, 2026	—	—	—	—
Yatao Wang	—	—	—	—	—	—	—	—	—
Liqiang Meng	—	—	—	—	—	—	—	—	—
Daoxin Zhang	—	—	—	—	—	—	—	—	—
Qiongfang Shi	—	—	—	—	—	—	—	—	—
Chi-Chung Cheng	—	—	—	—	—	—	—	—	—
Gehui Xu	—	—	—	—	—	—	—	—	—
Hongbin Dong (1)	—	—	—	—	—	—	—	—	—
_______

(1) Mr. Hongbin Dong resigned as a director of the Board on January 10, 2020.

Employment Contracts

On September 30, 2019, the Company and Mr. Bing Liu entered into an executive employment agreement (the “CTO Employment Agreement”), in accordance with which Bing Liu acts as the CTO of the Company. The CTO Employment Agreement has a term of three (3) years, unless terminated earlier pursuant to the termination provisions therein. In accordance with the CTO Employment Agreement, Bing Liu received incentive stock options to purchase five hundred thousand (500,000) shares of the Company’s common stock each year during the term of the employment pursuant to a stock option agreement (the “Stock Option Agreement”) dated September 30, 2019. Upon termination of the Strategic Development Agreement, the CTO Employment Agreement shall also be terminated, unless otherwise mutually agreed in writing. Subject to the terms of the CTO Employment Agreement, Bing Liu agrees that during the Term of the Agreement and for a period of one (1) year following the end of the Term, he will not, without the prior written consent of the Company, directly or indirectly, engage in any competing business activities relating to the internet-based media industry in all geographical areas of the United States and foreign jurisdictions where the Company may operate.

On May 1, 2020, the Company and Mr. Jian Li entered into an employment agreement (the “CFO Employment Agreement”), pursuant to which Mr. Jian Li was appointed as the new CFO of the Company and Weishi Huanyu Culture Media (Beijing) Co., Ltd., a wholly-owned subsidiary of the Company, effective immediately. In accordance with the CFO Employment Agreement, Jian Li is responsible for the financing, capital management and accounting functions of the Company. In addition, he has agreed to raise at least $3 million Chinese dollars (equivalent to $422,255 U.S. dollars) or consummate a merger with a target company to be identified by him within three months from May 1, 2020. The CFO Employment Agreement provides the following compensation to Jian Li: 1) a yearly salary of $2.6 million Chinese dollars (approximately $365,955 U.S. dollars) in the Company’s stock, payable each quarter, 2) a monthly cash stipend of $10,000 Chinese dollars (approximately $1,407 U.S. dollars), payable in arrears each month, 3) reimbursements for expenses incurred as a result of performing his job duties for the Company, 4) Company’s contribution to the CFO’s social security insurance, 5) entitlement to 7% of the funds raised by the CFO for the Company during his term with the Company, 6) participation in the Company’s bonus program approved by the Board. The term of the CFO Employment Agreement is one year and may be renewed for another year with written consents from both the Company and Jian Li.

Director Compensation

Name & Position	Fiscal Year	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All Other Compensation ($)	Total ($)
Tijin Song, Chairman of the Board	2020	-	-	-	-	-	-	-
	2019	-	-	-	-	-	-	-

Yatao Wang, Director	2020	-	191,400	-	-	-	-	191,400
	2019	-	-	-	-	-	-	-

Liqiang Meng, Director	2020	-	191,400	-	-	-	-	191,400
	2019	-	-	-	-	-	-	-

Guoping Chen, Director	2020	-	191,400	-	-	-	-	191,400
	2019	-	-	-	-	-	-	-

Bing Liu, Director	2020	-	-	-	-	-	-	-
	2019	-	-	-	-	-	-	-

Tung Ho Yu, Director	2020	-	63,800					63,800
	2019	-	-	-	-	-	-	-

Qiongfang Shi, Director	2020	-	-	-	-	-	-	-
	2019	-	-	-	-	-	-	-

Gehui Xu, Director	2020	-	-	-	-	-	-	-
	2019	-	-	-	-	-	-	-

Daoxin Zhang, Director	2020	-	-	-	-	-	-	-
	2019	-	-	-	-	-	-	-

Chi-Chung Cheng, Director	2020	-	63,800	-	-	-	-	63,800
	2019	-	-	-	-	-	-	-

Hongbin Dong(1),	2020	-	-	-	-	-	-	-
Former Director	2019	-	-	-	-	-	-	-

___________

(1) Mr. Hongbin Dong resigned as a director of the Board on January 10, 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of July 13, 2020.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of July 13, 2020 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors and Officers and Shareholders (2)	No. of Shares	% of Class
Tijin Song, Chairman of the Board and CEO (3)	42,300,000	14.88%
Jian Li, CFO	-	-
Yatao Wang, Director (4)	30,000,000	10.55%
Liqiang Meng, Director	36,600,000	12.88%
Daoxin Zhang, Director	5,000,000	1.76%
Tung Ho Yu, Director and Chief Marketing and Branding Officer (5)	2,000,000	*
Guoping Chen, Director (6)	27,160,000	9.55%
Bing Liu, Director and CTO (6)	5,000,000	1.76%
Qiongfang Shi, Director	8,404,800	2.96%
Gehui Xu, Director	-	-
Chi-Chung Cheng, Director	1,000,000	*
Directors and Officers as a group (11 persons)	157,464,800	55.39%
5% Stockholders
Xuanyi Guo	15,000,000	5.28%
Haoyang Zhang (7)	15,000,000	5.28%

______________

(1)	Based on 284,280,000 shares of common stock issued and outstanding as of July 13, 2020.
(2)	Unless otherwise stated, the address for each named officer and director is New Times Centre, 393 Jaffe Road, Suite 17A, Wan Chai, Hong Kong.
(3)	Including 2,000,000 shares of common stock held by Tijin Song’s spouse.
(4)	Including 15,000,000 shares of common stock directly owned by Yatao Wang and 15,000,000 shares of common stock held by Haoyang Zhang for the benefit of Yatao Wang.
(5)	Including 1,000,000 shares of common stock held by Tung Ho Yu’s spouse.
(6)	Including 3,000,000 shares of common stock held by Guoping Chen’s spouse and 160,000 shares of common stock held by Guoping Chen’s son living in the same household.
(6)	Excluding the option to purchase 500,000 shares of common stock, which are not exercisable within 60 days from July 13, 2020.
(7)	Holding for the benefit of Yatao Wang.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The related parties of the Company with whom transactions are reported in these consolidated financial statements are as follows:

Name of entity or individual	Relationship with the Company and its subsidiary

Mr. Tijing Song	Shareholder, Chairman of the Board, CEO and President

Mr. Guoping Chen	Shareholder, Director, interim CFO, Secretary and Treasurer

Ms. Qiongfang Shi	Shareholder and Director

Due to related parties:

	As of
	February 29, 2020	February 28, 2019
Mr. Tijing Song	$448,151	$136,265
Mr. Guoping Chen	403,155	456,474
Ms. Qiongfang Shi	2,967,894	-
Total due to related parties	$3,819,200	$592,739

The Company has received advances from its related parties for working capital purposes. The advances are unsecured, bear no interest, and are due on demand.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

For the fiscal years ended February 29, 2020 and February 28, 2019, we paid audit fees to our independent accountant of $43,000 and $16,000, respectively.

Audit-related Fees, Tax Fees, and Others

For the fiscal years ended February 29, 2020 and February 28, 2019, we did not pay any audit-related fees, tax services, or other fees to our independent accountant, respectively.

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2020 and 2019 were pre-approved by our Board.

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

CHINA VTV LIMITED

Dated: July 29, 2020	By:	/s/ Tijin Song
Tijin Song
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tijin Song
Tijin Song	Chief Executive Officer and Chairman of the Board	July 29, 2020

/s/ Jian Li
Jian Li	Chief Financial Officer	July29, 2020

/s/ Tung Ho Yu
Tung Ho Yu	Chief Marketing and Branding Officer and Director	July 29, 2020

/s/ Yatao Wang
Yatao Wang	Director	July 29, 2020

/s/ Liqiang Meng
Liqiang Meng	Director	July 29, 2020

/s/ Daoxin Zhang
Daoxin Zhang	Director	July 29, 2020

/s/ Qiongfang Shi
Qiongfang Shi	Director	July 29, 2020

/s/ Guoping Chen
Guoping Chen	Director	July 29, 2020

/s/ Gehui Xu
Gehui Xu	Director	July 29, 2020

/s/ Chi-Chung Cheng
Chi-Chung Cheng	Director	July 29, 2020

/s/ Bing Liu
Bing Liu	Director and Chief Technology Officer	July 29, 2020

EXHIBIT INDEX

3.1	Articles of Incorporation (1)

3.2	By-Laws Inc. (1)

10.1	Share Exchange Agreement, dated March 15, 2019 (2)

10.2	Business Acquisition Agreement dated December 18, 2019 (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+

The following materials, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

_________________

(1)	Incorporated by reference from the Company’s S-1 filed with the Commission on April 30, 2015.
(2)	Incorporated by reference to the current report on Form 8-K filed on March 21, 2019.
(3)	Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on December 23, 2019.

CHINA VTV LIMITED

FINANCIAL STATEMENTS

February 29, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

China VTV Limited

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated financial statements of China VTV Limited, and its subsidiaries (the “Company”), which comprise the consolidated statement of balance sheets as at February 29, 2020, and the consolidated statements of operations and comprehensive loss, consolidated statements of changes in stockholders’ equity (deficit) and consolidated statements of cash flows for the year then ended, and the related notes, including a summary of significant accounting policies and other explanatory information (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at February 29, 2020, and its financial performance and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to fraud or error, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Other Matter

The consolidated financial statements for the year ended February 28, 2019, which are presented for comparative purposes, were audited by another auditor who expressed an unmodified opinion on those consolidated financial statements on April 16, 2019.

CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, British Columbia

July 20, 2020

We have served as the Company’s auditor since 2020.

CHINA VTV LIMITED
CONSOLIDATED BALANCE SHEETS

	February 29,	February 28,
	2020	2019
Assets
Current Assets
Cash	$51,551	$17,548
Accounts receivable	79,020	-
Advances to suppliers	8,648,546	-
Copyrights and development costs, net	10,919,779	-
Other receivables and current assets	3,400,963	-
Total current assets	23,099,859	17,548
Investment in equity investees, net	3,275,929	-
Contingent receivable	608,914	-
Capital assets, net	693,192	-
Intangible assets, net	1,530,000	-
Goodwill	21,552,596	-
Right-of-use assets, net	78,638	-
Total Assets	$50,839,128	$17,548

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$601,671	$-
Wages payable	304,509	23,163
Short-term debt	2,218,050	-
Interest payable	106,268	-
Due to related parties	3,819,200	592,739
Deferred revenue	2,547,180	-
Acquisition liabilities	36,931,000	-
Taxes payable	222,766	-
Lease liabilities	84,663	-
Other payables	4,331,023	-
Total current liabilities	51,166,330	615,902
Total liabilities	51,166,330	615,902

Stockholders’ Deficit
Common stock, par value $0.001, 600,000,000 shares authorized, 284,280,000 and 105,000,000 shares issued and outstanding as of February 29, 2020 and February 28, 2019, respectively	284,280	105,000
Additional paid-in capital	3,681,379	1,634,576
Subscription receivables and shares issuable, net	(446,025)	-
Accumulated deficit	(3,844,738)	(2,337,167)
Accumulated other comprehensive loss	(2,098)	(763)
Total stockholders’ deficit attributable to the Company	(327,202)	(598,354)
Total stockholders’ deficit	(327,202)	(598,354)
Total Liabilities and Stockholders’ Deficit	$50,839,128	$17,548

The accompanying notes are an integral part of these consolidated financial statements.

CHINA VTV LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For The Years Ended
	February 29, 2020	February 28, 2019

Net revenue	$3,834	$-
Cost of revenue	1,278	-
Gross profit	2,556	-

Sales and marketing expenses	6,390	-
Research and development expenses	231,791	861,581
General and administrative expenses	1,271,630	13,426
Loss from operations	(1,507,255)	(875,007)
Interest expense	316	-
Loss before income tax	(1,507,571)	(875,007)
Provision for income tax	-	-

Net loss	$(1,507,571)	$(875,007)

Other comprehensive income (loss):
Foreign currency translation loss	(1,335)	(763)
Comprehensive loss	(1,508,906)	(875,770)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding:
Basic and diluted	205,071,288	105,000,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA VTV LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional	Subscription Receivables/		Accumulated Other Comprehensive	Total Stockholders’
	Number of shares	Amounts	Paid-in Capital	Shares Issuable	Accumulated Deficit	Income (Loss)	Equity (Deficit)

Balance at February 28, 2018	75,000,000	$75,000	$1,634,576	$-	$(1,462,160)	$-	$247,416
Issuance of common stock for cash	30,000,000	30,000					30,000
Net loss					(875,007)	(763)	(875,770)
Balance at February 28, 2019	105,000,000	$105,000	$1,634,576	$-	$(2,337,167)	$(763)	$(598,354)
Issuance of common stock for the acquisition of China VTV Ltd.	115,550,000	115,550	(113,788)				1,762
Compensation cost for common stock issued	14,630,000	14,630	858,284				872,914
Compensation cost for stock options granted			9,530				9,530
Stock issued for cash	25,100,000	25,100	707,863	(618,285)			114,678
Issuance of common stock for the acquisition of Butterfly Effect Culture Media (Beijing) Co., Ltd.	24,000,000	24,000	584,914				608,914
Shares issuable for services				172,260			172,260
Net loss for the period					(1,507,571)		(1,507,571)
Foreign currency translation						(1,335)	(1,335)
Balance at February 29, 2020	284,280,000	$284,280	$3,681,379	$(446,025)	$(3,844,738)	$(2,098)	$(327,202)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA VTV LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	February 29,	February 28,
	2020	2019

Cash Flows from Operating Activities
Net loss	$(1,507,571)	$(875,007)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	183,180	-
Stock-based compensation	945,206	343,522
Changes in assets and liabilities:
Increase in accounts payable	20,890	-
Increase in wages payable	191,977	-
Increase in other payable	(305,490)	23,163
Net cash provided by (used in) operating activities	(471,808)	(508,322)

Cash Flows from Investing Activities
Purchase of equipment	(111,779)	-
Cash acquired from business acquisition	33,313	-
Net cash used in investing activities	(78,466)	-

Cash Flows from Financing Activities
Increase in due to related parties	391,797	30,918
Proceeds from issuance of ordinary shares	114,679	30,000
Net cash provided by financing activities	506,476	60,918

Effect of exchange rate changes on cash and cash equivalents	77,801	413,501

Net decrease in cash and cash equivalents	34,003	(33,903)

Cash and Cash Equivalents
Beginning	17,548	51,451
Ending	$51,551	$17,548

Supplement Disclosure of Cash Flows
Cash paid during the year for:
Interest expenses	$-	$-
Income taxes	$-	$-
Noncash Financing and Investment Activities:
Issuance of common stock for equity acquisition	$-	$-
Issuance of common stock for subscription receivables	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA VTV LIMITED.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BUSINESS BACKGROUND

China VTV Limited (formerly known as “T-Bamm”, the “Company”) was incorporated in the State of Nevada on February 19, 2015 and established a fiscal year end of February 28. The Company is a holding company and has not carried out substantive business operations of its own.

China VTV Ltd. (“China VTV”) was incorporated on January 9, 2015 under the laws of Hong Kong. China VTV is developing an Over-The-Top (the “OTT”) platform that distributes streaming media as a standalone product directly to viewers over the internet, bypassing telecommunications, multichannel televisions, and broadcast television platforms that traditionally act as a controller or distributor of such content.

On March 15, 2019, the Company, China VTV and its shareholders entered into a share purchase/exchange agreement (the “Share Exchange Agreement”), pursuant to which the Company issued an aggregate of 110,550,000 shares of its common stock to all of the shareholders of China VTV in prorated amounts in exchange for all of the issued and outstanding equity interests of China VTV on May 6, 2019 (the “Closing Date”).

Effective on the Closing Date, pursuant to the Share Exchange Agreement, the Company issued an aggregate of 115,550,000 shares of common stock of the Company to the shareholders of China VTV in exchange for all of the issued and outstanding equity interests of China VTV and five individuals who provided prior services to China VTV. As a result, China VTV has become a wholly-owned subsidiary of the Company. The acquisition of China VTV has been accounted for as a reverse acquisition (the “Reverse Merger”), and the business of China VTV became the business of the Company. At the time of the Reverse Merger, the Company was not engaged in any active business.

On December 18, 2019, the Company, VTV Global Culture Media (Beijing) Co., Ltd., a Chinese wholly foreign owned entity and a wholly-owned subsidiary of the Company (the “WFOE”), Butterfly Effect Culture Media (Beijing) Co., Ltd. (the “Target”), a corporation formed under the laws of the People’s Republic of China (the “PRC”), and each and all of the equity holders of the Target (each, a “Target Equityholders”, and collectively, “Target Shareholders”) entered into a business acquisition agreement (the “Acquisition Agreement”), pursuant to which the Company through its WFOE agreed to acquire the Target through a series of management agreements (the “VIE Agreements”) to effectively control the Target (the “Acquisition”). In accordance with the Acquisition Agreement, and in consideration for the effective control over the Target, the Company agreed to issue an aggregate of 24,000,000 shares of its common stock (the “Common Stock”) (the “Stock Consideration”) to the Target Equityholders pro rata in accordance with the Target equity holder equity percentage. In addition, subject to the terms and conditions in the Acquisition Agreement, the Company and its subsidiaries agreed to pay a total of RMB 288,000,000 (the “Cash Consideration”) to the Target Equityholders pro rata with the Target equity holder’s equity percentage over a period as set forth therein and in the first amended acquisition agreement (“Amendment No. 1”) dated December 28, 2019.

On February 24, 2020 (the “Closing Date”), the Company and the Target closed the transactions contemplated under the Acquisition Agreement, as amended (the “Closing”), pursuant to which the Company effectively controls Butterfly Effect Culture Media (Beijing) Co., Ltd. via the VIE Agreements, which have been executed by the WFOE, Butterfly Effect Culture Media (Beijing) Co., Ltd. and each Target Equityholder on the Closing Date. On February 25, 2020, in accordance with the terms of the Acquisition Agreement, the Company issued a total of 24,000,000 restricted shares of its common stock to the Target Equityholders. The Acquisition is accounted for as a regular acquisition pursuant to which the Company is considered the acquiring entity for accounting purposes in accordance with generally accepted accounting principles in the United States of America. (See NOTE 2 and NOTE 3)

Butterfly Effect Culture Media (Beijing) Co., Ltd. is primarily engaged in literary adaptation business and centers its business on internet Chinese literary and literary adaptation for TV shows, movies, audible books and mobile phone video games that are primarily distributed through online platforms.

Following the acquisition, the Company operates as a single entity in one integrated business unit which are 1) the e-media online streaming platform operated by the Company’s Hong Kong subsidiary and 2) the literary adaptation business whereby the Target adapts original stories or books into TV shows, movies and mobile video games to be distributed in and outside the People’s Republic of China (the “PRC”) through the internet.

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. The spread of COVID-19 caused interruption of operation in the Company’s China facilities from February to early March 2020. The breakout of COVID-19 around the world in the first and second quarters of 2020 has caused significant volatility in China, U.S., and the rest of the world markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the global economies and, as such, the Company is unable to determine if it will have a material impact on financial result of fiscal 2021.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Consolidation

The accompanying consolidated financial statements, including the accounts of the Company and its wholly-owned subsidiaries, China VTV, the WFOE, and its controlled variable interest entity (“VIE”) Butterfly Effect Culture Media (Beijing) Co., Ltd. and it’s four subsidiaries (collectively “Butterfly Effect Media”) for which the Company is the primary beneficiary. All transactions and balances among the Company, its subsidiaries and Butterfly Effect Media have been eliminated upon consolidation. The results of subsidiaries and Butterfly Effect Media acquired during the year are recorded in the consolidated income statements from the effective date of acquisition.

A VIE is required to be consolidated by the primary beneficiary of the VIE if the nominee equity holders in the VIE do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

PRC laws and regulations restrict foreign ownership and investment in the e-media, culture, and entertainment industry. As the Company is deemed a foreign legal person under PRC laws, accordingly the Company and its subsidiaries are not eligible to engage in the provision of literary adaptation business.

To comply with these restrictions on foreign ownership, the Company will operate substantially all of its literary adaptation business through its Butterfly Effect Media. Butterfly Effect Media holds licenses and other approvals necessary to operate literary adaptation business and generate revenues. To provide the Company's effective control over and the ability to receive substantially all of the economic benefits of Butterfly Effect Media, the Acquisition Agreement and the VIE Agreements were entered into amongst the Company, China VTV, the WOFE, Butterfly Effect Media and the shareholders of Butterfly Effect Media on December 18, 2019.

(i)	Agreements that give the Company power to effectively control the activities of Butterfly Effect Media that fully impact the its economic performance:

Business Acquisition Agreement

On December 18, 2019 and amended on December 28, 2019, the Company, the WFOE, Butterfly Effect Media and the equity holders of Butterfly Effect Media entered into the Acquisition Agreement to acquire effective control of Butterfly Effect Media through the VIE Agreements (the “Acquisition”) for Stock Consideration of 24,000,000 Common Stock and Cash Consideration of RMB 288,000,000 (see Note 1). For payment of the Cash Consideration, the Company will dedicate 40% of the net proceeds received in any future public or private equity offerings for gross proceeds of at least $20,000,000 (before deducting any underwriter or placement agent’s discount and commissions and any offering expenses) to pay to Butterfly Effect Media’s equity holders, until the total amount of the Cash Consideration is paid in full without the obligation to pay any interest thereon.

Due to the fact that the Company obtained control of Butterfly Effect Media as a result of the Acquisition, the Acquisition is accounted for as a regular acquisition pursuant to which the Company is considered the acquiring entity for accounting purposes in accordance with generally accepted accounting principles in the United States of America. (See NOTE 3 BUSINESS ACQUISITIONS)

Equity Disposal Agreements

The nominee equity holders of Butterfly Effect Media have granted the WFOE exclusive call options to purchase their equity interest in Butterfly Effect Media at an exercise price equal to the lowest price allowed by the laws of China. If appraisal is required by the laws of China at the time when the WFOE exercises the equity interest purchase option, the parties shall negotiate in good faith and based on the appraisal result make necessary adjustment to the equity interest purchase price so that it complies with any and all then applicable laws of China.

The WFOE may nominate another entity or individual to purchase the equity interest, if applicable, under the call options. Each call option is exercisable subject to the condition that applicable PRC laws, rules and regulations do not prohibit completion of the transfer of the equity interest pursuant to the call option. The WFOE is entitled to all dividends and other distributions declared by Butterfly Effect Media, and the nominee equity holders have agreed to give up their rights to receive any distributions or proceeds from the disposal of their equity interests in Butterfly Effect Media which are in excess of the original registered capital that they contributed to Butterfly Effect Media, and to pay any such distributions or premium to the WFOE. The exclusive call option agreements remain in effect until the equity interest or assets that are the subject of such agreements are transferred to the WFOE.

Voting Rights Proxy Agreements

Pursuant to the relevant proxy agreements, each of the nominee equity holders of Butterfly Effect Media irrevocably authorizes any person designated by the WFOE to exercise his/her rights as an equity holder of Butterfly Effect Media, including the right to attend and vote at equity holder meetings and appoint directors.

Equity pledge Agreements

To ensure that Butterfly Effect Media and its equity holders fully perform their obligations under the VIE Agreements, and pay the consulting and service fees thereunder to the WFOE when they become due, the Butterfly Effect Media hereby pledges to the WFOE to hold all of the equity holders’ interest in Butterfly Effect Media as security for payment of the consulting and service fees by the equity holders under the VIE Agreements. These equity pledge agreements remain in force for the duration of the relevant VIE Agreements and other structure contracts. These equity pledges have been registered with the relevant office of the Administrations for Industry and Commerce in the PRC.

(ii)	Agreement that transfers economic benefits to the Company:

Business Cooperation Agreement

The WFOE and Butterfly Effect Media entered into a business cooperation agreement pursuant to which the WFOE will provide exclusive technical support, consulting services, and other commercial services to Butterfly Effect Media. In exchange, Butterfly Effect Media will pay a service fee to the WFOE which constitutes a 100% of Butterfly Effect Media’s after-tax income, resulting in a transfer of 100% of the net profits from Butterfly Effect Media to the WFOE. The service fees shall be due and payable on a monthly basis, within 30 days after the end of each month. The rate of service fees may be adjusted based on the services rendered by the WFOE in any particular month and the operational needs of Butterfly Effect Media with prior written consent by both parties.

Unless terminated by the WFOE or compelled to be terminated under applicable PRC laws and regulations, this agreement will remain effective for twenty years and may be extended by written notice from the WFOE during the last twelve months of the term.

Based on these contractual agreements, the WFOE has:

1)	The power to direct the activities that most significantly affected the economic performance of Butterfly Effect Media, and

2)	Receives the economic benefits of Butterfly Effect Media.

In making the conclusion that the WFOE, a wholly owned subsidiary of the Company, is the primary beneficiary of Butterfly Effect Media, the Company believes the Company's rights under the terms of the equity disposal agreement has provided it with a substantive kick-out rights. More specifically, the Company believes the terms of the share disposal agreement are valid, binding and enforceable under PRC laws and regulations currently in effect. The Company also believes that the minimum amount of consideration permitted by the applicable PRC law to exercise the option has not represented a financial barrier or disincentive for the Company to currently exercise its rights under the equity disposal agreement. Consequently, the Company's rights under the business cooperation agreement and other agreements have reinforced the Company's abilities to direct activities most significantly impacting Butterfly Effect Media’s economic performance. The Company also believes that this ability to exercise control ensured that Butterfly Effect Media would execute service agreements and pay service fees to the Company. By charging service fees, and by ensuring that service agreements are executed, the Company has the rights to receive substantially all of the economic benefits from Butterfly Effect Media.

In conclusion, the Company determines that Butterfly Effect Media as described above is a VIE because the nominee equity holders do not have significant equity at risk nor do they have the characteristics of a controlling financial interest and the Company is the primary beneficiary of Butterfly Effect Media. Accordingly, the Company has consolidated the accounts of Butterfly Effect Media from the date of acquisition on February 24, 2020.

Risks in relation to VIE structure

The Company believes that the contractual arrangements with Butterfly Effect Media and its equity holders are in compliance with existing PRC laws and regulations and are legally enforceable. However, the contractual arrangements are subject to risks and uncertainties, including:

•

Butterfly Effect Media and its equity holders may have or develop interests that conflict with the Company's interests, which may lead them to pursue opportunities in violation of the aforementioned contractual agreements. If the Company cannot resolve any conflicts of interest or disputes between the Company and the equity holders of Butterfly Effect Media, the Company would have to rely on legal proceedings, which could result in disruption of its business, and there is substantial uncertainty as to the outcome of any such legal proceedings.

•

Butterfly Effect Media and its equity holders could fail to obtain the proper operating licenses or fail to comply with other regulatory requirements. As a result, the PRC government could impose fines, new requirements or other penalties, mandate a change in ownership structure or operations, restrict the use of financing sources or ability to conduct business on Butterfly Effect Media or the Company.

•

The PRC government may declare the aforementioned contractual arrangements invalid. They may modify the relevant regulations, have a different interpretation of such regulations, or otherwise determine that the Company or Butterfly Effect Media have failed to comply with the legal obligations required to effectuate such contractual arrangements.

•

If the legal structure and contractual arrangements were found to be in violation of PRC laws and regulations, the PRC government may restrict or prohibit the Company's business and operations in China.

•

The Company's ability to conduct its business may be negatively affected if the PRC government were to carry out of any of the aforementioned actions. As a result, the Company may not be able to consolidate Butterfly Effect Media in the consolidated financial statements as the Company may lose the ability to exert effective control over Butterfly Effect Media, and the Company may lose the ability to receive economic benefits from Butterfly Effect Media.

The Company's business has been directly operated by Butterfly Effect Media. For the year ended February 29, 2020, Butterfly Effect Media accounted for an aggregate of 99.8% of the Company's consolidated total assets, and 20.7% of the Company's consolidated total liabilities.

The following consolidated financial information of Butterfly Effect Media, after the elimination of inter-company transactions and balances, as of February 29, 2020 and for the period from February 24, 2020 to February 29, 2020 was included in the accompanying consolidated financial statements:

As of February 29, 2020
Cash and cash equivalents	$33,313
Accounts receivable	79,020
Advance to suppliers	8,648,378
Inventories	12,636,719
Other receivables and current assets	3,400,963
Total current assets	24,798,393
Long-term investment, net	3,275,929
Capital assets, net	605,093
Intangible assets	2,472,000
Right-of-use assets	78,638
Total assets	31,230,053
Accounts payable	587,620
Wages payable	156,268
Interest payable	106,268
Tax payable	222,766
Deferred revenue	2,547,180
Short-term loans	2,218,050
Due to related parties	2,967,894
Other current liabilities	4,331,023
Lease liabilities	84,663
Total liabilities	$13,221,732

For the Period Ended February 29, 2020
Net revenues	$-
Net loss	(29,163)
Net cash provided by operating activities	29,022
Net cash used in investing activities	-
Net cash provided by financing activities	-
Effects of exchange rate changes	$(141)

There are no assets of Butterfly Effect Media that are collateral for its obligations and which can only be used to settle its obligations. No creditors (or beneficial interest holders) of Butterfly Effect Media have recourse to the general credit of the Company or any of its consolidated subsidiaries. No terms in any arrangements, considering both explicit arrangements and implicit variable interests, require the Company or its subsidiaries to provide financial support to Butterfly Effect Media.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of February 28, 2019 and 2018, the Company had $51,551 and $17,548 in cash and cash equivalents, respectively.

Accounts Receivable

Accounts receivable are stated at net realizable value. The Company usually grants credit to customers with a maximum of 60 days. An allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible. As at February 29, 2020, there were no accounts receivable allowance required.

Advances to Suppliers

The Company advances funds to certain authors or publishers for the purchase of literature copyrights and productions. Based on management’s evaluation, no allowance for advances to suppliers is required at the balance sheet date.

Inventories

Inventories are stated at the lower of cost or net realizable value. Costs include the purchase cost of literature copyright, direct production cost of audiobooks and related production overhead. The cost of inventories is calculated using the weighted average method. Any excess of the cost over the net realizable value of each item of inventories is recognized as a provision for diminution in the value of inventories.

Net realizable value is the estimated selling price in the normal course of business less any costs to complete and sell products.

Share Subscription Receivables

The Company issued common stock to five individual investors for cash under stock subscription agreements and the cash has not been received. For accounting purposes, the outstanding receivables with respect to the share subscription are recorded as subscription receivables in equity.

Capital Assets

Capital assets are stated at cost less accumulated depreciation and any provision required for impairment in value. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is computed using the straight-line method with no residual value based on the estimated useful lives of the various classes of assets, which range as follows:

Furniture and office equipment	3-5 years
Software	3 years
Leasehold improvements	shorter of remaining lease period or estimated useful life

Intangible Assets

Intangible assets acquired through business acquisitions are recognized as assets separated from goodwill if they satisfy either the “contractual-legal” or “separability” criterion. Purchased intangible assets and intangible assets arising from the acquisitions of subsidiaries and VIE subsidiaries are recognized and measured at fair value upon acquisition. Separately identifiable intangible assets that have determinable lives continue to be amortized over their estimated useful lives using the straight-line method as follows:

Copyrights	2 - 5 years
Licenses	10-20 years

Separately identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for identifiable intangible assets is based on the amount by which the carrying amount of the assets exceeds the fair value of the asset.

Impairment of Goodwill

Goodwill represents the excess of the purchase consideration over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed of the acquired entity as a result of the Company’s acquisitions of interests in VIE and its subsidiaries. Goodwill is not amortized but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company first assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. In the qualitative assessment, the Company considers primary factors such as industry and market considerations, overall financial performance of the reporting unit, and other specific information related to the operations. Based on the qualitative assessment, if it is more likely than not that the fair value of each reporting unit is less than the carrying amount, the quantitative impairment test is performed. Application of a goodwill impairment test requires significant management judgment.

Impairment of Long-Lived Assets

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

The Company adopted Topic 606 effective March 1, 2019 and began to generate revenue during the nine months ended November 30, 2019. The Company sells advertising services to third-party advertising agencies and advertisers. Advertising contracts are signed to establish the price and advertising services to be provided. Pursuant to the advertising contracts, the Company provides advertisement placements on its OTT platform in different formats, including but not limited to video, banners, links, logos, brand placement and buttons. The Company performs a credit assessment of the customers to assess the collectability of the contract price prior to entering into contracts. For contracts where the Company provides customers with multiple performance obligations, primarily for advertisements to be displayed in different spots, placed under different forms and occurred at different times, the Company would evaluate all the performance obligations in the arrangement to determine whether each performance obligation is distinct. Consideration is allocated to each performance obligation based on its standalone selling price and revenue is recognized as each performance obligation is satisfied by displaying the advertisements in accordance with the advertising contracts.

The Company’s VIE and its subsidiaries sell copyrights of scripts and original stories to third parties, and sell the video and audio products to internet content platforms for broad distribution, upon the finishing of the production of TV shows, movies, audible books or video games. Revenue from the sales of copyrights, original stories, and finished products are recognized when the Company delivers products and passes its contractual rights or copyrights to the customers in accordance with the sales contracts. Prepayments for sales of product is recorded as deferred revenue and is generally recognized as revenue when the production is completed, and the product is transferred, or copyrights have been passed to customers and collectability is reasonably assured.

The Company also grants licenses to third parties for using its literary copyrights. Revenue derived from licenses of the Company’s literal copyrights and original stories providing customers with a right to use the intellectual properties as they exist when made available to customers are recognized at the point in time when the intellectual property is made available to customers. Prepayments for sales of product is recorded as deferred revenue from customers and is generally recognized as revenue when the production is completed, and the product is transferred, or copyrights have been passed to customers and collectability is reasonably assured.

For revenue from licensing of literal copyrights where the Company continue to develop the product or provide maintenance services, the Company recognizes the fixed fee proportionately over the licensing term. For royalty derived from licensing of literature copyrights, royalty as revenue is recognized as sales or usage occurs based upon the licensee’s usage reports and, when these reports are not available, revenue is based on historical data, industry information and other relevant trends.

Deferred Revenue

Deferred revenue, mainly relating to licensing fees, is stated at the amount of licensing fees received less the amount previously recognized as revenue over the terms of the respective literary licensing contracts.

Research and Development Expenses

Research and development costs are generally expensed as incurred. Research and development expenses mainly consist of the costs incurred in the development and improvement of the Company’s OTT Platform. Research and development expenses were $231,791 and $863,528 for the years ended February 29, 2020 and February 28, 2019, respectively.

Stock-Based Payments

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

The fair value of each option grant is estimated using the Black-Scholes option-pricing model, which requires assumptions regarding the expected volatility of the stock price, the expected life of the options, an expectation regarding future dividends on the Company’s common stock, and estimation of an appropriate risk-free interest rate. The Company’s expected common stock price volatility assumption is based upon the historical volatility of similar companies due to limited history of our stock price. The expected life assumption for stock options grants was based upon the simplified method provided for under ASC 718-10, which averages the contractual term of the options with the vesting term. The dividend yield assumption of zero is based upon the fact that the Company has never paid cash dividends and presently has no intention of paying cash dividends in the future. The risk-free interest rate used for each grant was based upon prevailing short-term interest rates over the expected life of the options.

Business Combinations and Noncontrolling Interests

The Company accounts for its business combinations using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805 “Business Combinations” (“ASC 805”). The cost of an acquisition is measured as the aggregate of the acquisition date fair values of the assets transferred and liabilities incurred by the Company to the sellers and equity instruments issued. Transaction costs directly attributable to the acquisition are expensed as incurred. Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date, irrespective of the extent of any noncontrolling interests. The excess of (i) the total costs of acquisition, fair value of the noncontrolling interests and acquisition date fair value of any previously held equity interest in the acquiree over (ii) the fair value of the identifiable net assets of the acquiree is recorded as goodwill. Acquisition-related expenses and restructuring costs are expensed as incurred.

For the Company’s VIE, a noncontrolling interest is recognized to reflect the portion of their equity which is not attributable, directly or indirectly, to the Company. Consolidated net income (loss) on the consolidated income statements includes the net income (loss) attributable to noncontrolling interests. The cumulative results of operations attributable to noncontrolling interests are recorded as noncontrolling interests in the Company’s consolidated balance sheets. Cash flows related to transactions with noncontrolling interests are presented under financing activities in the consolidated statements of cash flows.

Translation Adjustment

The accounts of China VTV were maintained, and its financial statements were expressed, in Hong Kong Dollar (“HKD”) and Chinese Yuan (RMB). Such financial statements were translated into U.S. Dollars (“$” or “USD”) in accordance ASC 830, “Foreign Currency Matters”, with the HKD and RMB as the functional currencies. Pursuant to the ASC 830, all assets and liabilities are translated at the current exchange rate, stockholders’ equity (deficit) are translated at the historical rates, and income statement items are translated at an average exchange rate for the period.

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

Leases

The Company’s lease portfolio consists operating real estate leases for its corporate offices. Under ASC 842, a contract is or contains a lease when (1) an explicitly or implicitly identified asset has been deployed in the contract and (2) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. The Company determines if an arrangement is or contains a lease at inception of the contract. For all leases (finance and operating), other than those that qualify for the short-term recognition exemption, the Company will recognize on the balance sheet a lease liability for its obligation to make lease payments arising from the lease and a corresponding right of use (“ROU”) asset representing its right to use the underlying asset over the period of use based on the present value of lease payments over the lease term as of the lease commencement date. ROU assets are adjusted for initial direct costs, lease payments made and incentives. As the rates implicit in our leases are not readily determinable, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. This rate is based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments. The lease term used to calculate the lease liability will include options to extend or terminate the lease when the option to extend or terminate is at the Company’s discretion and it is reasonably certain that the Company will exercise the option. Fixed payments are recognized as lease expense on a straight-line basis over the lease term. For leases with a term of one year or less (“short-term leases”), the lease payments are recognized in the consolidated statement of operations on a straight-line basis over the lease term.

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

☐

Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.

☐

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

☐

Level 3 – Valuations based on inputs that are unobservable and not corroborated by market data. The fair value for such assets and liabilities is generally determined using pricing models, discounted cash flow methodologies, or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability.

The Company’s financial instruments include cash, accounts receivable, advances to suppliers, other receivables, accounts payable, wages payable, short-term debt, interest payable, due to related parties, acquisition liability and other payables. The carrying values of these financial instruments approximate their fair value due to their relatively short maturities.

The Company’s cash and cash equivalents are classified as Level assets.

Income Taxes

The Company accounts for income taxes under ASC 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period including the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)". This ASU provides an easier and more cost-efficient way for companies to modify contracts that reference the London Interbank Offered Rate ("LIBOR") and other rates that are being phased out. The ASU (1) allows eligible contracts that are modified to be accounted for as a continuation of those contracts - a simplification that eliminates the need for companies to reassess or remeasure the contracts for accounting purposes; (2) permits companies to preserve their hedge accounting during the transition period; and (3) enables companies to make a one-time election to transfer or sell held-to-maturity debt securities that are affected by rate reform. It is effective as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the potential impact of this ASU on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes by removing certain exceptions currently permissible under ASC Topic 740. This ASU also requires entities to: (1) recognize a franchise tax that is partially based on income as an income-based tax and account for any incremental amounts incurred as non-income based tax; (2) evaluate when a step-up in the tax basis of goodwill should be considered as part of the business combination and when it should be considered a separate transaction; (3) specify that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements; and (4) reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation and other minor improvements. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. The Company is currently evaluating the potential impact of this ASU on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires the use of a new current expected credit loss ("CECL") model in estimating allowances for doubtful accounts with respect to accounts receivable. Receivables from revenue transactions, or trade receivables, are recognized when the corresponding revenue is recognized under ASC Topic 606, Revenue from Contracts with Customers. The CECL model requires that the Company estimate its lifetime expected credit loss with respect to these receivables and record allowances that when deducted from the balance of the receivables, represent the estimated net amounts expected to be collected. Given the generally short term nature of trade receivables, we do not apply a discounted cash flow methodology. However, the Company considers whether historical loss rates are consistent with expectations of forward-looking estimates for our trade receivables. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted of the new standard on January 1, 2020. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements and related disclosures. The Company is currently evaluating the potential impact of this ASU on its consolidated financial statements.

Risks and Uncertainties

The major operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political, regulatory, and social conditions in the PRC. Although the Company has not experienced losses from these situations and believes that it is in compliance with existing laws and regulations including its organization and structure disclosed in Note 1, this may not be indicative of future results.

NOTE 3. BUSINESS ACQUISITIONS

Acquisition of China VTV Ltd.

On March 15, 2019, the Company entered into a share purchase/ exchange agreement (the “Share Exchange Agreement”) with China VTV, pursuant to which the Company agreed to issue an aggregate of 110,550,000 shares of its common stock to all of the shareholders of China VTV in prorated amounts in exchange for all of the issued and outstanding equity interests in China VTV.

Pursuant to the Share Exchange Agreement, on May 6, 2019, the Company issued 115,550,000 shares of common stock of the Company to the shareholders of China VTV in exchange for all of the issued and outstanding equity interests of China VTV and five individuals who provided prior services to China VTV. As a result, China VTV became a wholly-owned subsidiary of the Company. The acquisition of China VTV is accounted for as a reverse acquisition (the “Reverse Merger”), and the business of China VTV became the business of the Company. At the time of the Reverse Merger, the Company was not engaged in any active business.

The Company did not recognize any goodwill from the acquisition as the transaction was accounted for as a reverse recapitalization.

Acquisition of Butterfly Effect Media

Pursuant to the Acquisition Agreement, as amended, and the VIE Agreements (as described in the NOTES 1. and 2.), on February 24, 2020, the Company acquired and effectively is in control of Butterfly Effect Media. As consideration, the Company issued 24,000,000 shares of its common stock on February 25, 2020 as payment of the Stock Consideration to the equity holders of Butterfly Effect Media in pro rata to their equity percentage. In addition, subject to the terms and conditions in the Acquisition Agreement, the Company and its subsidiaries agreed to pay a total of RMB 288,000,000 Cash Consideration to the equity holders, pro rata to their equity percentage, over a period as set forth therein and in the first amended acquisition agreement (“Amendment No. 1”) dated December 28, 2019.

The Acquisition Agreement also provides that in the event that Butterfly Effect Media fails to meet the aggregate net profit milestones of RMB215,000,000 for the 3 years ending February 28, 2022, each equity holder is to return the common stock or equivalent amount of cash (the “Claw-back”) according to the calculation formula specified in the Acquisition Agreement.

The formula for calculation of number of shares to be returned by the equity holders is as follow:

Number of shares of the Company’s Common Stock to be returned by each equity holder equals to 3.8 multiplied by the difference of Accumulated Net Income Milestone - Actual Accumulated Net Income for the First, Second and Third Fiscal Years, divided by the closing Common Stock Price at one day prior to the return date, multiplied by the equity holder’s equity percentage.

Based on the net income of Butterfly Effect Media’s first fiscal year and the projected net incomes for the second and third fiscal year, the Company estimated that all of the 24,000,000 shares of common stock will be returned at the end of the third fiscal year. The fair value of the 24,000,000 shares of common stock issued to the equity holders on February 24, 2020 and February 29, 2020 is determined to be $608,914. Based on management expectation that the shares will be fully returned by the equity holders, a contingent receivable of $608,914 is recorded.

Subject to the Claw-back provision, the Acquisition Agreement prescribes that if the Company does not make payments of at least half of the Cash Consideration to the equity holders within 1 year commencing on the first trading day (excluding the first trading day) of the Company’s common stock on a national stock exchange, Butterfly Effect Media will:

i)	have the right to appoint the majority of the Company’s Board, manage and operate the Company and its subsidiaries operations and;

ii)

each of the equity holders will have the right to receive additional number of common stock of the Company calculated as the difference of the Cash Consideration minus the sum of cash already received by the equity holders, divided by $2.00, then multiply the resulting quotient with equity holder’s equity percentage.

As the Company obtained control of Butterfly Effect Media upon closing on February 24, 2020, the Acquisition is accounted for as a regular acquisition pursuant to which the Company is considered the acquiring entity for accounting purposes in accordance with the Company accounts for its business combinations using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805 “Business Combinations” (“ASC 805”).

The Company assessed the fair value of the Stock and Cash Considerations, the purchase price, to be $36,931,000. The allocation of the fair value of the purchase price and goodwill as a result of the acquisition of Butterfly Effect Culture Media are calculated as follows:

Purchase Considerations
Cash Considerations	$36,931,000
Stock Considerations	608,914
Contingent receivable	(608,914)
Total Purchase Price at Fair Value:	$36,931,000
Estimated Fair Value of Assets Acquired:
Cash	33,313
Accounts receivable	79,020
Advances to suppliers	8,648,378
Other receivable	3,088,659
Copyrights and development costs, net	10,919,780
Other current assets	312,304
Investments	3,275,929
Capital assets	605,093
Intangibles - copy rights	1,530,000
Right-of-use assets	78,638
Estimated Fair Value of Liabilities Assumed:
Short term debt	(2,218,050)
Accounts payable	(580,781)
Deferred revenue	(2,547,180)
Wages payable	(134,400)
Taxes payable	(222,766)
Interest payable	(105,953)
Due to related parties	(2,967,894)
Other payables	(4,331,023)
Lease liabilities	(84,663)
Net Assets Acquired	15,378,401
Goodwill, being excess of Purchase Price Over Net Identifiable Assets Acquired	$21,552,596

As a result, the Company recognized a goodwill of $21,552,596 at the date of acquisition.

NOTE 4. COPYRIGHTS AND DEVELOPMENT COSTS, NET

Inventories consist of the following:

	As of
	February 29, 2020	February 28, 2019
Script development	$2,235,979	$-
Mobile audio games	1,215,000	-
Artwork	859,540	-
	4,310,519	-
Licensed copyrights at cost	8,326,199	-
Less: amortization	(1,716,939)	-
	6,609,260	-
Total	$10,919,779	$-

NOTE 5. ADVANCES TO SUPPLIERS, NET

Advances to suppliers, net, consist of the following:

	As of
	February 29, 2020	February 28, 2019
Deposits	$10,223,973	$-
Prepaid expenses	168	-
Total advance to suppliers	10,224,141	-
Less: allowance for doubtful accounts	(1,575,595)	-
Advance to suppliers, net	$8,648,546	$-

NOTE 6. OTHER RECEIVABLES AND CURRENT ASSETS

Other receivables and current assets consist of the following:

	As of
	February 29, 2020	February 28, 2019
Other receivables	$3,088,659	$-
Other current assets	312,304	-
Total	$3,400,963	$-

NOTE 7. INVESTMENT IN EQUITY INVESTEES

Investments are in equity of companies which shares are not publicly traded, and that the Company does not have control or significant influence. The investments are recorded at cost less impairment, as the fair value of the share prices are not readily determinable.

	As of
	February 29, 2020	February 28, 2019
Investment in equity investees	$3,852,622	$-
Less: impairment	(576,693)	-
Total	$3,275,929	$0

NOTE 8. CAPITAL ASSETS, NET

Capital assets, net, consist of the following:

	As of
	February 29, 2020	February 28, 2019
Furniture and office equipment	$168,641	$-
Software	541,345	-
Leasehold improvements	295,231	-
Total capital assets	1,005,217
Less: accumulated depreciation	(312,025)	-
Capital assets, net	$693,192	$-

Depreciation expense was $23,680 and $Nil for the years ended February 29, 2020 and February 28, 2019, respectively.

NOTE 9. INTANGIBLES, NET

Intangible assets consist of the followings:

	As of
	February 29, 2020	February 28, 2019
Copyrights	$2,311,837	$-
Less: accumulated amortization	(781,837)	-
	$1,530,000	$-

The company acquired the copyrights on acquisition of Butterfly Effect Media (see NOTE.3). There were no amortization expense recorded for the years ended February 29, 2020 and February 28, 2019, respectively.

NOTE 10. SHORT-TERM DEBT

Short-term debt represents amounts due to a bank and other lenders, and are generally due on demand or within one year. As at February 29, 2020, short-term debts consist of the following:

	As of
	February 29, 2020	February 28, 2019
Interest at 0% per annum, unsecured, due on demand	$787,050	$-
Interest at 4.35% per annum, unsecured, due on demand	286,200	-
Interest at 5.22% per annum, unsecured, due on demand	429,300	-
Interest at 10% per annum, unsecured, due on demand	715,500	-
	$2,218,050	$-

In June 2019, Butterfly Effect Media entered into a line of credit agreement with Bank of Beijing, Beijing, PRC to borrow up to $715,500 (RMB5 million). As of February 29, 2020, Butterfly Effect Media had borrowed $715,500 (RMB5 million) from Bank of Beijing with an annual interest rate of 5.22%. The line of credit is unsecured and due on demand.

NOTE 11. RELATED PARTY TRANSACTIONS AND BALANCES

The related parties of the Company with whom transactions are reported in these consolidated financial statements are as follows:

Name of entity or individual	Relationship with the Company and its subsidiary

Mr. Tijing Song	Shareholder, Chairman of the Board, CEO and President

Mr. Guoping Chen	Shareholder, Director, interim CFO, Secretary and Treasurer

Ms. Qiongfang Shi	Shareholder and Director

Due to related parties:

	As of
	February 29, 2020	February 28, 2019
Mr. Tijing Song	$448,151	$136,265
Mr. Guoping Chen	403,155	456,474
Ms. Qiongfang Shi	2,967,894	-
Total due to related parties	$3,819,200	$592,739

The Company has received advances from its related parties for working capital purposes. The advances are unsecured, bear no interest, and are due on demand.

NOTE 12. OTHER PAYABLES

	As of
	February 29, 2020	February 28, 2019
Advance received	$4,293,000	$-
Other	38,023	-
Total	$4,331,023	$-

NOTE 13. ACQUISITION LIABILITY

In accordance with the initial acquisition agreement dated on December 18, 2019 and the first amended acquisition agreement (“Amendment No. 1”) dated December 28, 2019, which were entered by the Company, the WOFE, and Butterfly Effect Media and each of Butterfly Effect Media’s equity holders (“Equity Holders”), the Company and its subsidiaries agreed to pay a total of RMB 288,000,000 (the “Cash Consideration”) to the Equity Holders pro rata with the their equity percentage over a period as set forth in the Amendment NO. 1. Per the Amendment No. 1, the Company shall pay the Equity Holders at least RMB 45 million (approximately $6.39 million) pro rata from the proceeds of its first public or private offering of its shares after the Acquisition, make payments to the Equity Holders pro rata of an additional RMB 99 million (approximately $14.07 million) by December 31, 2020, and a further payment of RMB 144 million (approximately $20.46 million) on or before December 31, 2021. In accordance with Amendment No. 1, after the Company makes the cash payments of at least RMB 144 million (approximately $20.46 million), which is half of the total Cash Consideration, to the Equity Holders, the Company may choose to pay the half of the remaining Cash Consideration, equivalent to RMB 72 million (approximately $10.23 million), in the form of its common stock at a price of $2.00 per share to the Equity Holders as opposed to making such cash payment in the amount of RMB 72 million.

The total Cash Consideration is RMB 288 million. The above arrangements allow the Company to settle RMB72 million by the Company’s common stock, if certain specified conditions are met.

The Company recognized the RMB288 million as acquisition liability as of the acquisition date. As it is the Company decision to settle the remaining RMB 72 million either by cash or by shares of its common stock, the settlement by shares is not an obligation for the Company when this is not beneficial to the Company. Therefore the settlement by shares of the Company is not considered as a contingent liability at the acquisition date.

The total fair value of the considerations was determined to be $36,931,000 which has been fully recognized as a liability as a result of the business acquisition.

NOTE 14. OTHER CONTINGENT LIABILITY

On September 30, 2019, the Company entered into a strategic development agreement (the “Strategic Development Agreement”) with CybEye Image, Inc. (“CybEye”). CybEye agreed to develop and provide technical support and maintenance to the Company’s online streaming OTT Platform and incorporate blockchain technologies to enhance security of the Company’s OTT Platform. The Strategic Development Agreement will continue in full force and effect until September 29, 2022.

Concurring to this agreement, the Company also entered into a non-exclusive licensing agreement , and ameded on December 13, 2019, with CybEye pursuant to which CybEye agreed to grant the Company a non-exclusive right and license to certain technology for 20 years, expiring September 30, 2029.

Pursuant to the Strategic Development Agreement, the Company agreed to issue 2,500,000 shares of its common stock to CybEye for the technical services to develop the OTT Platform. CybEye may sell and dispose any or all of the 2,500,000 shares at any time at a per share price of not less than $5.00. In the event that the Company issues and sells its common stock in a public offering facilitated by a broker-dealer or investment bank at a price less than $4.00 per share (the “Better Price”) within the next twelve (12) months from the agreement date, the Company agreed to grant CybEye options to purchase a number of shares of the Company’s common stock which is calculated by multiplying the difference of $4.00 and the Better Price by 2,500,000, then divide the product by the Better Price, at an exercise price equals to the Better Price.

As compensation for the license and services provided to maintain the OTT Platform, the Company agreed to issue 40,000 shares of its common stock monthly to CybEye until the Company’s shares are trading on a national stock exchange market, and thereafter a monthly payment of $150,000 until September 2022. In addition, during the term of the Strategic Development Agreement, the Company agreed to grant stock options of up to 500,000 shares of the common stock each year to the owner of CybEye and stock options of up to 200,000 shares of the common stock each year to 2 technicians of CybEye for their services to the Company. The granting of the options is subject to the approval of the Board of Directors.

As at February 29, 2020, only the 500,000 stock options to the owner of CybEye were approved and granted. The Company has not issued the 2,500,000 shares and 200,000 shares agreed to be issued to CybEye, and has not approved the granting of the 200,000 stock options to the 2 technicians as described above.

During the year ended February 29, 2020, CybEye completed the development of the OTT Platform. As February 29, 2020, the Company estimated the fair value of the 2,700,000 shares issuable at a fair value of $172,260 and recognized the amount as development expenses on the consolidated statement of operations, and a corresponding amount as shares issuable on the consolidated balance sheets.

The Company estimated the fair value of the 500,000 stock option at $9,531, based on the Black Scholes Model using the following assumptions: share price - $0.068, exercise price - $12.00, expected life of the option – 7 years, volatility – 150%, dividend yield - $Nil, interest rate – 1.61%. The Company recognized $9,531 as development expenses and a corresponding amount in the additional paid-in capital.

NOTE 15. EQUITY

The Company’s authorized common stock is comprised of 600,000,000 shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

Pursuant to the Share Exchange Agreement (See Note 1), the Company issued an aggregate of 115,550,000 shares of common stock to the shareholders of China VTV and five individuals who provided prior services to China VTV on May 6, 2019.

In December, 2019, the Company granted 12,400,000 shares to its eight executives and directors and 550,000 shares to employees for their services. The total fair value of the shares, in the amount of $791,120 and $35,090 respectively, was recorded as stock-based compensation expense.

On December 31, 2019 and January 21, 2020, the Company issued 2,500,000 shares and 22,600,000 shares, respectively, to four individual subscribers for $732,963. As at February 29, 2020, $618,284 of the proceeds has not been received and is recorded as subscription receivables, a contra equity account.

On February 25, 2020, in accordance with the Acquisition Agreement with Butterfly Effect Media, the Company issued a total of 24,000,000 restricted shares of its common stock at nominal value as Stock Consideration (see NOTE 3.). In addition, the Company also issued 1,680,000 restricted shares of common stock to the broker of this acquisition as finder’s fee for the introduction and services provided in completing the acquisition. The fair value of 1,680,000 shares was determined to be 46,704 and was recognized as stock-based compensation for the year ended February 29, 2020.

2019 Stock Plan

On November 29, 2019, the board of directors (the “Board”) of the Company adopted an incentive stock plan (the “2019 Stock Plan”) under which the Company may issue up to an aggregate of 22,000,000 shares of stock awards, options, or performance shares, subject to certain adjustments set forth therein. The Board of the Company has the sole authority to implement and administer the 2019 Stock Plan and may delegate a committee or one or more officers to grant awards under the 2019 Stock Plan. This 2019 Stock Plan became effective upon the Board approval on November 29, 2019 and will terminate ten years thereafter. Pursuant to the 2019 stock plan, the Company issued 12,950,000 shares of common stock to directors and employees, vested immediately on the date of award. The fair value of the 12,950,000 shares is determined to be $826,210 which is recognized as stock-based compensation expense for the year ended February 29, 2020 (see above).

Stock Options

On September 30, 2019, the Company granted 500,000 stock options in pursuant to the Strategic Development Agreement (see NOTE 14.). The options vest 25% each on every quarter end from the grant date. The options are exercisable at $12.00 per share until September 29, 2026.

Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair value of these options, over the vesting period. Accordingly, the Company recognized stock-based compensation expense of $9,530 for the year ended February 29, 2020.

The fair value of the stock options granted for the year ended February 29, 2020 was calculated using the Black-Scholes option-pricing model applying the following assumptions:

For the Year Ended February 29, 2020
Risk free interest rate	1.61%
Expected term	7
Dividend yield	$0.00
Expected volatility	150%

As at February 29, 2020, 125,000 of the outstanding 500,000 options are exercisable. The 500,000 options are expected to vest one year from the grant date, with the weighted-average exercise price of $12.00 per share, the weighted-average contractual life remaining is 6.6 years, and the aggregate intrinsic value is $Nil.

There were no stock options issued and outstanding during the year ended February 28, 2019.

NOTE 16. INCOME TAXES

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

Hong Kong

China VTV was incorporated in Hong Kong and is subject to Hong Kong profits tax at 16.5%. No provision for Hong Kong income or profit tax has been made as the China VTV has no assessable profit for the period from January 9, 2015 (date of inception) to February 29, 2020. China VTV has provided a full valuation allowance on the deferred tax assets for the net operating loss carry-forward because of the uncertainty regarding its realizability.

China

The Company's subsidiary the WFOE and the VIE subsidiaries Butterfly Effect Media were entities incorporated in the PRC (the "PRC entities") are subject to PRC Enterprise Income Tax (EIT), on the taxable income in accordance with the relevant PRC income tax laws, which have adopted a unified income tax rate of 25% since January 1, 2008.

Provision for income tax expense (benefit) consists of the following:

For the Years Ended
	February 29, 2020	February 28, 2019
Current
USA	$-	$-
Hong Kong	-	-
China	-	-
Subtotal	-	-

Deferred
USA
Deferred tax assets for NOL carryforwards	389,598	--
Valuation allowance	(389,598)	-
Net changes in deferred income tax expense (benefit)	-	-

Hong Kong
Deferred tax assets for NOL carryforwards	-	-
Valuation allowance	-	-
Net changes in deferred income tax expense (benefit)		-
China
Deferred tax assets for NOL carryforwards	477,589	-
Valuation allowance	(477,589)	-
Net changes in deferred income tax expense (benefit)	-	-
Total provision for income tax expense (benefit)	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Years Ended
	February 29, 2020	February 28, 2019
U.S. statutory tax benefit	(21.0)%	-%
Permanent difference	20.0%	-%
Change in deferred tax asset valuation allowance	1.0%	-%
Hong Kong statutory tax benefit	(16.5)%	(16.5)%
Change in deferred tax asset valuation allowance	16.5%	16.5%
China statutory tax benefit	(25.0)%	-%
Permanent difference	-%	-%
Change in deferred tax asset valuation allowance	25.0%	-%
Effective income tax rate	-%	-%

The significant component of deferred income tax assets at February 29, 2020 and February 28, 2019 are as follows:

	For the Years Ended
	February 29, 2020	February 28, 2019
Net operating loss carry-forward	$867,187	$-
Other receivable	482,963	-
Deferred revenue	11559	-
Valuation allowance	(1,361,709)	-
Net deferred income tax assets	$-	$-

NOTE 17. SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the date of issuance of these financial statements and determined that no subsequent event requires recognition or disclosure to the financial statements in accordance with FASB ASC Topic 855, “Subsequent Events.”

