Form 10-Q
period 2020-05-31
China VTV Ltd
filed 2020-08-19
CIK 1639234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

As of August 17, 2020, there were 284,280,000 shares of common stock issued and outstanding.

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

3

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

CHINA VTV LIMITED.

CHINA VTV LIMITED
CONSOLIDATED BALANCE SHEETS

	May 31,	February 29,
	2020	2020
	Unaudited	Audited
Assets
Current Assets
Cash	$91,177	$51,551
Accounts receivable	652,283	79,020
Advances to suppliers	5,066,081	8,648,546
Inventories	7,422,951	4,310,519
Copyrights, net	8,295,865	6,609,260
Other receivables and current assets	3,580,081	3,400,963
Total current assets	25,108,438	23,099,859
Investment in equity investees, net	3,255,252	3,275,929
Contingent receivable	608,914	608,914
Capital assets, net	678,489	693,192
Intangible assets, net	1,417,548	1,530,000
Goodwill	21,552,596	21,552,596
Right-of-use assets, net	63,180	78,638
Total Assets	$52,684,417	$50,839,128

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$611,677	$601,671
Wages payable	361,385	304,509
Short-term debt	2,201,140	2,218,050
Interest payable	120,603	106,268
Due to related parties	2,470,867	3,819,200
Deferred revenue	4,346,200	2,547,180
Acquisition liabilities	36,931,000	36,931,000
Taxes payable	1,459,420	222,766
Lease liabilities	69,320	84,663
Other payables	545,347	4,331,023
Total current liabilities	49,116,959	51,166,330
Total liabilities	49,116,959	51,166,330

Stockholders’ Equity (Deficit)
Common stock, par value $0.001, 600,000,000 shares authorized, 284,280,000 and 284,280,000 shares issued and outstanding as of May 31, 2020 and February 29, 2020, respectively	284,280	284,280
Additional paid-in capital	6,896,216	3,681,379
Subscription receivables and shares issuable, net	(311,345)	(446,025)
Accumulated deficit	(2,924,933)	(3,844,738)
Accumulated other comprehensive loss	(236,173)	(2,098)
Total stockholders’ equity (deficit) attributable to the Company	3,708,045	(327,202)
Noncontrolling interests	(140,587)	-
Total shareholders' equity (deficit)	3,567,458	(327,202)
Total Liabilities and Stockholders’ Equity	$52,684,417	$50,839,128

The accompanying notes are an integral part of these consolidated financial statements.

CHINA VTV LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Unaudited

	For The Three Months Ended
	May 31, 2020	May 31, 2019

Net revenue	$3,721,618	$-
Cost of revenue	1,581,567	-
Gross profit	2,140,051	-

General and administrative expenses	1,326,517	103,039
Income (Loss) from operations	813,534	(103,039)
Interest expense	(15,542)	-
Investment impairment	(19,200)	-
Other income	426	-
Income (Loss)	779,218	(103,039)
Provision for income tax	-	-

Net income (loss)	$779,218	$(103,039)
Net income (loss) attributable to noncontrolling interests	(140,587)	-
Net income (loss) attributable to the Company	919,805	(103,039)

Other comprehensive income (loss):
Foreign currency translation loss	(234,075)	(227)
Comprehensive income (loss)	685,730	(103,266)

Net income (loss) per common share:
Basic and diluted	$0.00	$(0.00)
Weighted average number of common shares outstanding:
Basic and diluted	284,280,000	137,655,435

The accompanying notes are an integral part of these consolidated financial statements.

CHINA VTV LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional	Subscription Receivables/		Accumulated Other		Total Stockholders’
	Number of shares	Amounts	Paid-in Capital	Shares Issuable	Accumulated Deficit	Comprehensive Loss	Noncontrolling Interests	Equity (Deficit)
Balance at February 29, 2020	284,280,000	$284,280	$3,681,379	$(446,025)	$(3,844,738)	$(2,098)	$-	$(327,202)
Proceed received from subscriber				134,680				134,680
Proceed received from sale of 15% interest in subsidiary			3,214,837					3,214,837
Net income for the period					919,805		(140,587)	779,218
Foreign currency translation						(234,075)		(234,075)
Balance at May 31, 2020 (Unaudited)	284,280,000	$284,280	$6,896,216	$(311,345)	$(2,924,933)	$(236,173)	$(140,587)	$3,567,458

	Common Stock		Additional	Subscription Receivables/		Accumulated Other		Total
	Number of shares	Amounts	Paid-in Capital	Shares Issuable	Accumulated Deficit	Comprehensive Loss	Noncontrolling Interests	Stockholders’ Deficit
Balance at February 28, 2019	75,000,000	$105,000	$1,634,576	$-	$(2,337,167)	$(763)	$-	$(598,354)
Issuance of common stock for the acquisition of China VTV Ltd.	115,550,000	115,550	(115,550)					-
Net loss for the period					(103,039)		-	(103,039)
Foreign currency translation						(227)	-	(227)
Balance at May 31, 2019 (Unaudited)	190,550,000	$220,550	$1,519,026	$-	$(2,440,206)	$(990)	$-	$(701,620)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA VTV LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	For the Three Months Ended
	May 31,	May 31,
	2020	2019

Cash Flows from Operating Activities
Net income (loss)	$779,218	$(103,039)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	871,239	-
Changes in assets and liabilities:
Accounts receivable	(573,263)	-
In advances to suppliers	3,582,465	-
Inventories	(3,112,432)	-
Other receivables and current assets	(176,203)	-
Accounts payable	10,006	-
Wages payable	56,876	-
Interest payable	14,335	-
Deferred revenue	1,799,020	-
Taxes payable	1,236,654	-
Accrued expenses and other payable	(3,801,019)	16,020
Net cash provided by (used in) operating activities	686,896	(87,019)

Cash Flows from Investing Activities
Acquisition of copyrights and intangible assets	(2,414,308)	-
Proceeds from sale of ownership interest in subsidiary	3,214,837	-
Net cash provided by investing activities	800,529	-

Cash Flows from Financing Activities
(Decrease) increase in due to related parties	(1,348,333)	79,522
Decrease in short-term debt	(16,910)	-
Net cash provided by (used in) financing activities	(1,365,243)	79,522

Effect of exchange rate changes on cash and cash equivalents	(82,556)	-

Net decrease in cash and cash equivalents	39,626	(7,497)

Cash and Cash Equivalents
Beginning	51,551	17,548
Ending	$91,177	$10,051

Supplement Disclosure of Cash Flows
Cash paid during the year for:
Interest expenses	$2,202	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA VTV LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2020

NOTE 1. ORGANIZATION AND BUSINESS

China VTV Limited, formerly known as T-Bamm., was incorporated in the State of Nevada on February 19, 2015 and is a holding company which has not carried out substantive business operations of its own.

China VTV Ltd. (“China VTV”) was incorporated on January 9, 2015 under the laws of Hong Kong. China VTV has developed its own blockchain-operated and cloud-based application platform (the “APP Platform”) that distributes streaming media as a standalone product directly to viewers over the internet, bypassing telecommunications, multichannel televisions, and broadcast television platforms that traditionally act as a controller or distributor of such content.

On May 6, 2019,  pursuant to a Share Exchange Agreement among China VTV Limited, China VTV and its shareholders, China VTV Limited issued an aggregate of 115,550,000 shares of its common stock to the shareholders of China VTV in exchange for all of the issued and outstanding equity interests of China VTV and five individuals who provided prior services to China VTV. As a result, China VTV has become a wholly-owned subsidiary of China VTV Limited. The acquisition of China VTV has been accounted for as a reverse acquisition (the “Reverse Merger”), and the business of China VTV became the business of China VTV Limited. At the time of the Reverse Merger, China VTV Limited was not engaged in any active business.

Butterfly Effect Culture Media (Beijing) Co., Ltd. (the “Butterfly Effect”) was formed under the laws of the People’s Republic of China (the “PRC”) on February 23, 2016.Butterfly Effect is primarily engaged in literary adaptation business and centers its operations on internet Chinese literary and literary adaptation for TV shows, movies, audible books and mobile phone video games that are primarily distributed through online platforms.

On February 24, 2020 (the “Closing Date”), China VTV Limited, VTV Global Culture Media (Beijing) Co., Ltd., a Chinese wholly-foreign-owned entity and a wholly-owned subsidiary of China VTV Limited (the “WFOE”), Butterfly Effect, and each and all of the Equity Holders of the Butterfly Effect closed the transactions contemplated under an Acquisition Agreement. Pursuant to this Acquisition Agreement, China VTV Limited effectively controls Butterfly Effect Culture Media (Beijing) Co., Ltd. via a series of VIE Agreements, which have been executed by the WFOE, Butterfly Effect Culture Media (Beijing) Co., Ltd. and each Butterfly Effect’s Equity Holder on the Closing Date. On February 25, 2020, in accordance with the terms of the Acquisition Agreement, the Company issued a total of 24,000,000 restricted shares of its common stock to the Butterfly Effect’s Equity Holders. The Acquisition is accounted for as a regular acquisition pursuant to which China VTV Limited is considered the acquiring entity for accounting purposes in accordance with generally accepted accounting principles in the United States of America.

Following the acquisition, China VTV Limited and its consolidated subsidiaries and variable interest entities (“VIE”) are referred to collectively herein as the “Company”. The Company plans to focus on the business of building and operating of LED advertising billboards in South Asia, Australia, the United States (the U.S.), Taiwan and the People’s Republic of China (the “PRC”); the e-media online streaming platform; and the literary adaptation whereby the Company adapts original stories or books into TV shows, movies and mobile video games that will be distributed outside the PRC through the internet. The Company is currently exploring a model to distribute contents, such as TV show episodes, produced by the Company on its online streaming platform.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States of America, and the SEC's regulations for interim financial information and the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows, and stockholders’ equity for the periods presented. The results for the three months ended May 31, 2020 are not necessarily indicative of the results to be expected for the full year.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended February 29, 2020 filed with the Securities and Exchange Commission on July 29, 2020.

Consolidation

These unaudited interim consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the accounts of the Company, its subsidiaries and entities controlled through VIE agreements. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net loss nor accumulated deficit.

Advances to Suppliers

The Company advances funds to certain authors or publishers for the purchase of literature copyrights and productions. Based on management’s assessment, no allowance for advances to suppliers is required at the balance sheet date.

Inventories

Inventories comprises work-in-progress which are stated at the lower of cost or net realizable value. Costs include direct production cost of audiobooks and related production overhead. The cost of inventories is calculated on a title-by-title basis. Any excess of the cost over the net realizable value of each item of inventories is recognized as a loss in the statement of operations.

Net realizable value is the estimated selling price in the normal course of business less any costs to complete and sell products.

Copyrights

Copyrights consist of payments made to holders for use of the copyrights during the licensed term. Amortization of capitalized copyrights commences when the copyrights is available for use by the Company and is recorded on a title-by-title basis in statement of operations over the licensed term, ranging from 3 to 10 years. Copyrights are stated at the lower of amortized cost or net realizable value. The valuation of copyrights is reviewed on a title-by-title basis when an event or change in circumstances indicated that the fair value of a copyright is less than its unamortized cost.

Revenue Recognition

The Company adopted Topic 606 effective March 1, 2019 and recognizes revenue based on the five criteria for revenue recognition that are established under Topic 606: 1) identify the contract, 2) identify separate performance obligations, 3) determine the transaction price, 4) allocate the transaction price among the performance obligations, and 5) recognize revenue as the performance obligations are satisfied.

The Company began to generate revenue during the year ended February 29, 2020. The Company sells advertising services to third-party advertising agencies and advertisers. Advertising contracts are signed to establish the price and specify the advertising services to be provided. Pursuant to the advertising contracts, the Company provides advertisement placements on its APP Platform in different formats, including but not limited to video, banners, links, logos, brand placement and buttons. The Company performs a credit assessment of the customers to assess the collectability of the revenue prior to entering into contracts. For contracts where the Company provides customers with multiple performance obligations, primarily for advertisements to be displayed in different spots, placed under different forms and occurred at different times, the Company would evaluate all the performance obligations in the arrangement to determine whether each performance obligation is distinct. Consideration is allocated to each performance obligation based on its standalone selling price and revenue is recognized as each performance obligation is satisfied by displaying the advertisements in accordance with the advertising contracts.

The Company sells copyrights of scripts and original stories to third parties, and sells the video and audio products to internet content platforms for broad distribution, upon the finishing of the production of TV shows, movies, audible books or video games. Revenue from the sales of copyrights, original stories, and finished products are recognized when the Company delivers products and passes its contractual rights or copyrights to the customers in accordance with the sales contracts. Prepayments for sales of product is recorded as deferred revenue and is generally recognized as revenue when the production is completed, and the product is transferred, or copyrights have been passed to customers and collectability is reasonably assured.

The Company also grants licenses to third parties for using its literary copyrights. Revenue derived from licenses of the Company’s literal copyrights and original stories, which provide customers with a right to use the intellectual properties as they exist and are available to customers, are recognized at the point of time when the intellectual property is made available to customers. Prepayments for sales of product is recorded as deferred revenue from customers and is generally recognized as revenue when the production is completed, and the product is transferred, or copyrights have been passed to customers and collectability is reasonably assured.

For revenue from licensing of literal copyrights where the Company continues to develop the product or provide maintenance services, the Company recognizes the fixed fee proportionately over the licensing term. For royalty derived from licensing of literature copyrights, as revenue, it is recognized when sales or usage occurs based upon the licensee’s usage reports. When these reports are not available, revenue is recognized based on historical data, industry information and other relevant trends.

Deferred Revenue

Deferred revenue, primarily relating to licensing fees, is stated at the amount of licensing fees received less the amount previously recognized as revenue over the terms of the respective literary licensing contracts.

Stock-Based Payments

The Company follows the provisions of ASC Topic 718, Compensation - Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants, including employee stock options. Stock compensation expense, which is based on the grant date’s fair value estimated in accordance with the provisions of ASC 718, is recognized as an expense over the requisite service period, and the Company made a policy election to recognize forfeitures when they occur.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model, which requires assumptions regarding the expected volatility of the stock price, the expected lifetime of the options, an expectation regarding future dividends on the Company’s common stock, and estimation of an appropriate risk-free interest rate. The Company’s expected common stock price volatility assumption is based upon the historical volatility of the stock price of some similar companies due to limited history of our own stock price. The expected lifetime assumption for stock options grants was based upon the simplified method provided under ASC 718-10, which averages the contractual term of the options with the vesting term. The dividend yield assumption of zero is based upon the fact that the Company has never paid cash dividends in the past and has presently no intention of paying cash dividends in the future. The risk-free interest rate used for each grant was based upon the prevailing short-term interest rates over the expected lifetime of the options.

Translation Adjustment

The accounts of China VTV and Butterfly Effect were maintained, and their financial statements were expressed, in Hong Kong Dollar (“HKD”) and Chinese Yuan (RMB), respectively. Such financial statements were translated into U.S. Dollars (“$” or “USD”) in accordance ASC 830, “Foreign Currency Matters”, with the HKD and RMB as the functional currencies. Pursuant to the ASC 830, all assets and liabilities are translated at the current exchange rate, stockholders’ equity (deficit) are translated at the historical rates, and income statement items are translated at an average exchange rate for the period.

The resulting translation adjustments are reported under accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit).

Impairment of Long-Lived Assets and Goodwill

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

Goodwill represents the excess of the purchased consideration over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed of the acquired entity as a result of the Company’s acquisitions of interests in VIE and its subsidiaries. Goodwill is not amortized but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company first assesses the qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. In the qualitative assessment, the Company considers primary factors such as industry and market considerations, overall financial performance of the reporting unit, and other specific information related to the operations. Based on the qualitative assessment, if it is more likely than not that the fair value of each reporting unit is less than the carrying amount, the quantitative impairment test will be performed. Application of a goodwill impairment test requires significant management judgment.

Fair Value Measurements

The Company has adopted FASB Accounting Standard Codification Topic on Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 establishes a three-level valuation hierarchy of valuation techniques based on observable and unobservable input, which may be used to measure fair value and include the following:

Level 1 - quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2 - observable prices that are based on inputs not quoted on active markets but corroborated by market data; and

Level 3 - unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The carrying values of certain assets and liabilities of the Company approximate to fair value due to their relatively short maturities.

Noncontrolling Interests

For the Company’s non-wholly owned subsidiaries, a noncontrolling interest is recognized to reflect the portion of equity that is not attributable, directly or indirectly, to the Company. Consolidated net income in the consolidated income statements includes net income (loss) attributable to noncontrolling interests.

Basic and Diluted Earnings (Loss) Per Share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock warrants (using the treasury stock method) and common shares issuable upon the conversion of convertible notes payable (using the as-if converted method). These common stock equivalents may be dilutive in the future.

All potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	May 31,	May 31,
	2020	2019
Stock options	500,000	-
	500,000	-

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

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. The spread of COVID-19 caused interruption of operation in the Company’s China facilities from February to early March 2020. The breakout of COVID-19 around the world in the first and second quarters of 2020 has caused significant market volatility in China, U.S., and the rest of the world. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the global economies and, as such, the Company is unable to determine if it will have a material impact on its financial result of the fiscal year of 2021.

NOTE 3. INVENTORIES

Inventories consist of the following:

	As of
	May 31, 2020	February 29, 2020
Script development	$4,155,008	$2,235,979
Mobile audio games	2,905,270	1,215,000
Artwork	362,673	859,540
Total inventories	7,422,951	4,310,519

NOTE 4. COPYRIGHTS, NET

	As of
	May 31, 2020	February 29, 2020
Licensed copyrights at cost	$10,477,657	$8,326,199
Less: amortization	(2,181,792)	(1,716,939)
Copyrights, net	8,295,865	6,609,260

NOTE 5. ADVANCES TO SUPPLIERS, NET

Advances to suppliers, net, consist of the following:

	As of
	May 31, 2020	February 29, 2020
Deposits	$6,367,678	$10,223,973
Prepaid expenses	667,820	168
Total advance to suppliers	7,035,498	10,224,141
Less: allowance for doubtful accounts	(1,969,417)	(1,575,595)
Advance to suppliers, net	$5,066,081	$8,648,546

NOTE 6. OTHER RECEIVABLES AND CURRENT ASSETS

Other receivables and current assets consist of the following:

	As of
	May 31, 2020	February 29, 2020
Other receivables	$3,057,833	$3,088,659
Other current assets	522,248	312,304
Total	$3,580,081	$3,400,963

NOTE 7. INVESTMENT IN EQUITY INVESTEES

Investments are in equity of companies which shares are not publicly traded, and that the Company does not have control or significant influence. The investments are recorded at cost less impairment, as the fair value of the share prices are not readily determinable.

	As of
	May 31, 2020	February 29, 2020
Investment in equity investees	$3,820,258	$3,852,622
Less: impairment	(565,006)	(576,693)
Total	$3,255,252	$3,275,929

NOTE 8. CAPITAL ASSETS, NET

Capital assets, net, consist of the following:

	As of
	May 31, 2020	February 29, 2020
Furniture and office equipment	$169,620	$168,641
Software	530,374	541,345
Leasehold improvements	304,773	295,231
Total capital assets	1,004,767	1,005,217
Less: accumulated depreciation	(326,278)	(312,025)
Capital assets, net	$678,489	$693,192

Depreciation expense was $14,407 and $0 for the three months ended May 31, 2020 and May 31, 2019, respectively.

NOTE 9. INTANGIBLES, NET

Intangible assets consist of the followings:

	As of
	May 31, 2020	February 29, 2020
Copyrights	$2,574,687	$2,311,837
Less: accumulated amortization	(1,157,139)	(781,837)
Copyrights, net	$1,417,548	$1,530,000

Amortization expense was $379,317 and $0 for the three months ended May 31, 2020 and May 31, 2019, respectively.

NOTE 10. SHORT-TERM DEBT

Short-term debt represents amounts due to a bank and other lenders, and are generally due on demand or within one year. As of May 31, 2020, short-term debts consist of the following:

	As of
	May 31, 2020	February 29, 2020
Interest at 0% per annum, unsecured, due on demand	$795,471	$787,050
Interest at 4.35% per annum, unsecured, due on demand	289,262	286,200
Interest at 5.22% per annum, unsecured, due on demand	433,893	429,300
Interest at 10% per annum, unsecured, due on demand	682,514	715,500
	$2,201,140	$2,218,050

In June 2019, Butterfly Effect entered into a line of credit agreement with Bank of Beijing, Beijing, PRC to borrow up to $708,500 (RMB5 million). As of May 31, 2020, Butterfly Effect had borrowed $433,893 (RMB3 million) from Bank of Beijing with an annual interest rate of 5.22%. The line of credit is unsecured and due on demand.

NOTE 11. RELATED PARTY TRANSACTIONS AND BALANCES

The related parties of the Company with whom transactions are reported in these consolidated financial statements are as follows:

Name of entity or individual	Relationship with the Company and its subsidiary

Mr. Tijing Song	Shareholder, Chairman of the Board, CEO and President

Mr. Guoping Chen	Shareholder, Director, interim CFO, Secretary and Treasurer

Ms. Qiongfang Shi	Shareholder and Director

Due to related parties:

	As of
	May 31, 2020	February 29, 2020
Mr. Tijing Song	$440,755	$448,151
Mr. Guoping Chen	412,204	403,155
Ms. Qiongfang Shi	1,617,908	2,967,894
Total due to related parties	$2,470,867	$3,819,200

The Company has received advances from its related parties for working capital purposes. The advances are unsecured, bear no interest, and are due on demand.

NOTE 12. ACQUISITION LIABILITY

In accordance with the initial acquisition agreement dated on December 18, 2019 and the first amended acquisition agreement (“Amendment No. 1”) dated December 28, 2019, which were entered by the Company, the WOFE, and Butterfly Effect Media and each of Butterfly Effect Media’s equity holders (“Equity Holders”), China VTV Limited and its subsidiaries agreed to pay a total of RMB 288,000,000 (the “Cash Consideration”) to the Equity Holders pro rata with the their equity percentage over a period as set forth in the Amendment NO. 1. Per the Amendment No. 1, the Company agreed to pay the Equity Holders at least RMB 45 million (approximately $6.39 million) pro rata from the proceeds of its first public or private offering of its shares after the Acquisition, make payments to the Equity Holders pro rata of an additional RMB 99 million (approximately $14.07 million) by December 31, 2020, and a further payment of RMB 144 million (approximately $20.46 million) on or before December 31, 2021. In accordance with Amendment No. 1, after the Company makes the cash payments of at least RMB 144 million (approximately $20.46 million), which is a half of the total Cash Consideration, to the Equity Holders, the Company may choose to pay the half of the remaining Cash Consideration, equivalent to RMB 72 million (approximately $10.23 million), in the form of its common stock at a price of $2.00 per share to the Equity Holders as opposed to making such cash payment in the amount of RMB 72 million.

The total Cash Consideration is RMB 288 million. The above arrangements allow the Company to settle RMB 72 million by the Company’s common stock, if certain specified conditions are met.

The Company recognized the RMB 288 million as acquisition liability as of the acquisition date. As it is the Company’s decision to settle the remaining RMB 72 million either by cash or by shares of its common stock, the settlement by shares is not an obligation for the Company when this is not beneficial to the Company. Therefore, the settlement by shares of the Company is not considered as a contingent liability at the acquisition date.

The total fair value of the considerations was determined to be $36,931,000 (RMB 288 million), which has been fully recognized as a liability, as a result of the business acquisition.

NOTE 13. OTHER CONTINGENT LIABILITY

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

Concurring to this agreement, the Company also entered into a non-exclusive licensing agreement, and amended on December 13, 2019, with CybEye, pursuant to which CybEye agreed to grant the Company a non-exclusive right and license to certain technologies for 20 years, expiring on September 30, 2029.

Pursuant to the Strategic Development Agreement, the Company agreed to issue 2,500,000 shares of its common stock to CybEye for the technical services to develop the OTT Platform. CybEye may sell and dispose any or all of the 2,500,000 shares at any time at a per share price of no less than $5.00. In the event that the Company issues and sells its common stock in a public offering facilitated by a broker-dealer or investment bank at a price less than $4.00 per share (the “Better Price”) within the following twelve (12) months from the agreement date, the Company agreed to grant CybEye options to purchase a number of shares of the Company’s common stock which is calculated by multiplying the difference of $4.00 and the Better Price by 2,500,000, then dividing the product by the Better Price, at an exercise price equaling to the Better Price.

As compensation for the license and services provided to maintain the APP Platform, the Company agreed to issue 40,000 shares of its common stock monthly to CybEye until the Company’s shares are trading on a national stock exchange market, and thereafter a monthly payment of $150,000 until September 2022. In addition, during the term of the Strategic Development Agreement, the Company agreed to grant stock options of up to 500,000 shares of the common stock each year to the owner of CybEye and stock options of up to 200,000 shares of the common stock each year to 2 technicians of CybEye for their services to the Company. The granting of the options is subject to the approval of the Board of Directors.

The 500,000 stock options to the owner of CybEye were approved and granted for the year ended February 29, 2020. The Company has not issued the 2,500,000 shares and 200,000 shares agreed to be issued to CybEye, and has not approved the granting of the 200,000 stock options to the 2 technicians as described above.

During the year ended February 29, 2020, CybEye completed the development of the OTT Platform. As of May 31, 2020, the Company estimated the fair value of the 2,700,000 shares issuable at a fair value of $172,260 and recognized the corresponding amount as shares issuable on the consolidated balance sheets.

For the year ended February 29, 2020, the Company estimated the fair value of the 500,000 stock option at $9,531, based on the Black Scholes Model using the following assumptions: share price - $0.068, exercise price - $12.00, expected lifetime of the option – 7 years, volatility – 150%, dividend yield - $0, interest rate – 1.61%. As of February 29, 2020, the Company recognized the fair value of $9,530 as additional paid in capital.

NOTE 14. EQUITY

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

In December 2019, the Company granted 12,400,000 shares to its eight executives and directors and 550,000 shares to employees for their services. The total fair value of the shares, in the amount of $791,120 and $35,090 respectively, was recorded as stock-based compensation expense for the year ended February 29, 2020.

On December 31, 2019 and January 21, 2020, the Company issued 2,500,000 shares and 22,600,000 shares, respectively, to four individual subscribers for $732,963. As of May 31, 2020, $474,184 of the proceeds has not been received and is recorded as subscription receivables, a contra equity account.

On February 25, 2020, in accordance with the Acquisition Agreement with Butterfly Effect, the Company issued a total of 24,000,000 restricted shares of its common stock at nominal value as Stock Consideration (see NOTE 3.). In addition, the Company also issued 1,680,000 restricted shares of common stock to the broker of this acquisition as finder’s fee for the introduction and services provided in completing the acquisition. The fair value of 1,680,000 shares was determined to be $46,704 and was recognized as stock-based compensation for the year ended February 29, 2020.

In March 2020, the Company sold its 15% interest in its 86.5% owned VIE subsidiary, Khorgas Goldfish Culture Media Co., Ltd. (the “Subsidiary”), to Shanghai Qinggua Network Technologies, Ltd., an unrelated Chinese company. After the sale of its 15% ownership in the Subsidiary, the Company still owns 71.1% interest in the Subsidiary. The sale of the 15% ownership interest was approved by the Company’s Board and is the one of the steps to reshape and expand the Company’s core business.The sale was accounted for as an equity transaction and the net proceeds of $3.2 million received from the sale was recognized as additional paid in capital in our balance sheet.

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

There were no stock options issued during the three months ended May 31, 2020 and May 31, 2019, respectively.

As of May 31, 2020, 250,000 of the outstanding 500,000 options are exercisable. The 500,000 options are expected to vest one year from the grant date, with the weighted-average exercise price of $12.00 per share. The weighted-average contractual remaining life is 6.6 years, and the aggregate intrinsic value is $0.

There were no stock options outstanding as of May 31, 2019.

NOTE 15. INCOME TAXES

United States

The Company files income tax returns in the U.S. federal jurisdiction and local jurisdictions. The Company is not currently under examination by the Internal Revenue Service or any state income tax authorities. The 2015 through 2017 tax years remain subject to examination by the Internal Revenue Service. On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset, since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

Hong Kong

China VTV was incorporated in Hong Kong and is subject to Hong Kong profits tax at 16.5%. No provision for Hong Kong income or profit tax has been made as the China VTV has no assessable profit for the period from January 9, 2015 (date of inception) to May 31, 2020. China VTV has provided a full valuation allowance on the deferred tax assets for the net operating loss carry-forward because of the uncertainty regarding its realizability.

China

The Company's subsidiary, the WFOE, and the VIE subsidiaries, Butterfly Effect Media, are entities incorporated in the PRC (the "PRC entities") and are subject to PRC Enterprise Income Tax (EIT), on the taxable income in accordance with the relevant PRC income tax laws, which have adopted a unified income tax rate of 25% since January 1, 2008.

Provision for income tax expense (benefit) consisted of the following:

For the Three Months Ended
	May 31, 2020	May 31, 2019
Current	$-	$-
Deferred	-	-
Total provision for income tax expense (benefit)	-	-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Three Months Ended
	May 31, 2020	May 31, 2019
PRC statutory rate	25.0%	-%
Temporary difference between US GAAP and PRC tax accounting	(25.0)%	-%
Effective income tax rate	-%	-%

The significant component of deferred income tax assets as of May 31, 2020 and February 29, 2020 are as follows:

	As of
	May 31, 2020	February 29, 2020
Net operating loss carry-forward	$879,671	$867,187
Other receivable	488,130	482,963
Deferred revenue	11,683	11,559
Valuation allowance	(1,379,483)	(1,361,709)
Net deferred income tax assets	$-	$-

NOTE 16. SUBSEQUENT EVENTS

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

Organization and Business Operations

China VTV Limited (“China VTV”), formerly known as T-Bamm., was incorporated in the State of Nevada on February 19, 2015 and is a holding company which has not carried out substantive business operations of its own.

China VTV Ltd. (“China VTV HK”) was incorporated on January 9, 2015 under the laws of Hong Kong. China VTV HK provided a streaming media platform that distributes streaming media as a standalone product directly to viewers over the Internet, bypassing telecommunications, multichannel television, and broadcast television platforms that traditionally act as a controller or distributor of such content. China VTV HK provides news, entertainment shows, TV episodes and other programs on its website and social media accounts.

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

On December 18, 2019, the Company, VTV Global Culture Media (Beijing) Co., Ltd., a Chinese wholly foreign owned entity and a wholly-owned subsidiary of the Company (“WFOE”), Butterfly Effect Culture Media (Beijing) Co., Ltd., a corporation formed under the laws of China (the “Butterfly Effect”) and each and all of the shareholders of the Butterfly Effect (each, a “Butterfly Effect Shareholder”, and collectively, “Butterfly Effect Shareholders”) entered into a business acquisition agreement (the “Acquisition Agreement”), pursuant to which the Company through its WFOE agreed to acquire the Butterfly Effect through a series of management agreements (the “VIE Agreements”) to effectively control and own the Butterfly Effect (the “Acquisition”). In accordance with the Acquisition Agreement, in consideration for the effective control over the Butterfly Effect, the Company issued an aggregate of 24,000,000 shares of its common stock (the “Common Stock”) to the Butterfly Effect Shareholders in accordance with the percentage (the “Butterfly Effect Shareholder Equity Percentage”) as set forth in the Acquisition Agreement. In addition, subject to the terms and conditions in the Acquisition Agreement, the Company and its subsidiaries agreed to pay a total of RMB 288,000,000 (the “Cash Consideration”) to the Butterfly Effect Shareholders pro rata with the Butterfly Effect Shareholder Equity Percentage over a period of time as set forth therein.

Pursuant to the terms and conditions of the Acquisition Agreement, the Company also agreed to dedicate forty percent (40%) of the net proceeds actually received in any public or private equity offering (the “Qualified Offering”), in which the Company raises at least $20,000,000 USD in gross proceeds before deducting any underwriter or placement agent’s discount and commissions and any offering expenses, to be used to pay the Butterfly Effect Shareholders pro rata with the Butterfly Effect Shareholder Equity Percentage until the total amount of the Cash Consideration is paid in full, without the obligation to pay any interest thereon.

In addition, the Acquisition Agreement provides that in the event that the Butterfly Effect fails to meet the net profit milestones as set forth in the Acquisition Agreement, each Butterfly Effect Shareholder shall return the Common Stock or equivalent amount of cash (the “Claw-back”) according to the formula specified in the Acquisition Agreement. However, subject to the Claw-back provision, the Acquisition Agreement prescribes that if the Company does not make payments of at least half of the Cash Consideration to the Butterfly Effect Shareholders within one (1) year commencing on the first trading day (excluding the first trading day) of the Common Stock on a national stock exchange, i) the Butterfly Effect shall have the right to appoint the majority of the Company’s Board and manage and operate the Company and its subsidiaries and ii) each of the Butterfly Effect Shareholders shall have the right to receive the number of shares of the Common Stock equal to the result of (the total amount of Cash Consideration – the sum of cash received by the Butterfly Effect Shareholders)/ $2.00 per share* Butterfly Effect Shareholder Equity Percentage.

The Company completed this acquisition transaction on February 24, 2020 (the “Closing Date”) and acquired Butterfly Effect Media’s business.

Butterfly Effect is primarily engaging in literary adaptation business. The Company centers its business on internet Chinese literary and literary adaptation for television shows, movies, audible books and mobile phone video games that are primarily distributed through online platforms to provide marketing and media services to the entertainment industry in China, including production of media promotion and advertising services to movies, television shows, actors and commercial products in China. For the year ended February 29, 2020, the focus and revenue stream for the Company was the purchase and sale of literature copyrights, and licensing of the copyrights to video game software development companies.

Following the acquisition, China VTV Limited and its consolidated subsidiaries and variable interest entities (“VIE”) are referred collectively herein as the “Company”. The Company plans to focus on the businesses of outdoor LED billboard advertisement in South Asia, Australia, the U.S., Taiwan and the People’s Republic of China (the “PRC”); the e-media online streaming platform;and the literary adaptation whereby the Company adapts original stories or books into TV shows, movies and mobile video games that will be distributed outside PRC through the internet. The Company is currently exploring the model to distribute contents, such as TV show episodes, produced by the Company on its online streaming platform.

Consumer

Currently, the Company has approximately 3.82 million viewers and subscribers, and most of them live in Malaysia, Singapore, Australia, Canada, Hong Kong, Taiwan, Indonesia, India, Thailand, the U.S. and other countries and regions, including mainland China.

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

Impact of Covid-19

A novel strain of coronavirus, or COVID-19, was first identified in China in December 2019 and subsequently declared a pandemic on March 11, 2020, by the World Health Organization. As a result of the COVID-19 pandemic, all travel has been severely curtailed to protect the health of our employees and comply with local guidelines, and we temporarily closed our china offices from February to early March 2020. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns in affected areas. The full impact of the pandemic on our business, operations and financial results will depend on various factors that continue to evolve which we may not accurately predict.

Results of Operations

Three Months Ended May 31, 2020 compared to Three Months Ended May 31, 2019

The following table sets forth our consolidated statements of operations for the periods indicated:

	For the Three Months Ended
	May 31, 2020	May 31, 2019	Dollar Change
Net Revenue	$3,721,618	$-	$3,721,618
Cost of Revenue	1,581,567	-	1,581,567
Gross Profit	2,140,051	-	2,140,051
General and Administrative Expenses	1,326,517	103,039	1,223,478
Income (Loss) from Operations	813,534	(103,039)	916,573
Interest Expense	15,542	-	15,542
Other Loss	(18,774)	-	(18,774)
Income (Loss) Before Income Tax	779,218	(103,039)	882,257
Provision for Income Tax	-	-	-
Net Income (Loss)	779,218	(103,039)	882,257
Comprehensive Income (Loss)	$685,729	$(103,266)	$788,995

Revenue:

During the three months ended May 31, 2020, we realized $3,721,618 in revenue, representing an increase of $3,721,618 as compared to $0 in revenue for the three months ended May 31, 2019. The revenue was generated from sales of literature copyrights and licensing of copyrights to video game software development companies. Prior to the acquisition of Butterfly Effect in February 2020, the Company did not conduct any significant revenue generating activities.

Cost of Revenue:

Our cost of sales primarily consisted of direct production cost of audiobooks and related production overhead. During the three months ended May 31, 2020, we had cost of revenue of $1,581,567, compared to $0 during the three months ended May 31, 2019, as a result of the increase in revenue.

General and Administrative Expenses:

General and administrative expenses primarily consisted of accrued salaries and benefits for the Company’s executives, directors and administrative staff, depreciation and amortization expenses, legal and other professional service fees, and rental expenses. General and administrative expenses were $1,326,517 for the three months ended May 31, 2020, as compared to $103,039 for the three months ended May 31, 2019, representing an increase of $1,223,478 or 1187%.

The increase in general and administrative expenses for the three months ended May 31, 2020 was primarily attributable to the increase in depreciation and amortization expenses of $577,304, salaries and benefits accruals for the Company’s executives, directors and administrative staff of $560,354, rental expenses of $72,086, legal and other professional service fees, of $10,043, and other office and miscellaneous expenses of $3,691.

Net Income (Loss):

Our net income was $779,218 for the three months ended May 31, 2020, as compared to a loss of $103,039 for the three months ended May 31, 2019, representing an increase of $882,257. Prior to the acquisitions of VTV HK and Butterfly Effect, the Company had only nominal operations and did not conduct any revenue generating activities. The Company substantially expanded its business operations in the beginning of its first fiscal quarter in 2020 through business combination transactions.

Comprehensive Income (Loss):

Our business operates in Chinese RMB and Hong Kong Dollars, but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB and Hong Kong Dollars to U.S. Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net loss is added to the accumulated deficit while the translation adjustment is added to a line item on our balance sheet labeled "other comprehensive income," since it is more reflective of changes in the relative values of U.S. and the foreign currencies than of the success of our business. During the three months ended May 31, 2020, the effect of converting our financial results to USD was a loss of $234,075 to our other comprehensive income, as compared to a loss of $227 during the three months ended May 31, 2019 as a result of the currency exchange rate fluctuation.

Liquidity and Capital Resources

Overview

The Company substantially expanded its business operations in the beginning of its first fiscal quarter in 2020 through mergers and acquisitions. For the three months ended May 31, 2020, we had net cash inflow of $686,896 from operations, compared to the same quarter of the prior year’s net cash outflow of $87,019.We expect to expand our business and grow our revenue with consistent operating profitability. We believe that cash flow from operations, financing arrangements, and cash on hand will adequately fund our operations for, at least, the next twelve months.

The following table sets forth a summary of our cash flows for periods indicated:

	For the Three Months Ended
	May 31, 2020	May 31, 2019
Net Cash Provided by (Used in) Operating Activities	$686,896	$(87,019)
Net Cash Provided by Investing Activities	800,529	-
Net Cash Provided by (Used in) Financing Activities	(1,365,243)	79,522
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(82,556)	-
Net Increase (Decrease) in Cash and Cash Equivalents	39,626	(7,497)
Cash and Cash Equivalents
Beginning	51,551	17,548
Ending	$91,177	$10,051

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $686,896 during the three months ended May 31, 2020, compared to net cash used in operating activities of $87,019 for the three months ended May 31, 2019, reflecting an increase in the amount of $773,915. The increase in the cash provided by operating activities was primarily due to the increase in net income from the business operations, the decrease in advances to suppliers, the increase in deferred revenue and tax payable, partly offset by the increase in inventories, and the decrease in other payable, compared to the three months ended May 31, 2019.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $800,529 during the three months ended May 31, 2020, compared to net cash provided by investing activities of $0 for the three months ended May 31, 2019. The increase in cash provided by investing activities in the amount of $800,529 was primarily due to the receipt of $3,214,837 net cash proceeds from the sale of 15% interest in a Company’s 86.5% owned subsidiary, offset by the increase in acquisition of new intangible assets in amount of $2,414,308.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $1,365,243 during the three months ended May 31, 2020, compared to the net cash provided by financing activities of $79,522 for the three months ended May 31, 2019. The increase in the cash used in financing activities in the amount of $1,444,765 was primarily due to the decrease in the balance of due to related parties and short-term debt during the three months ended May 31, 2020, compared to the three months ended May 31, 2019.

Net increase in cash and cash equivalents was $39,626 for the three months ended May 31, 2020, compared to net decrease in cash and cash equivalents of $7,497 for the three months ended May 31, 2019.

Sources of Liquidity

The principal sources of liquidity are derived from cash flows from operations, available borrowings including the related parties’ advances under our existing financing arrangements, proceeds from private placements, and existing cash on hand.

Uses of Liquidity

The Company's requirements for liquidity and capital resources are generally for the purposes of operating activities and capital expenditures.

Critical Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net loss nor accumulated deficit.

Advances to Suppliers

The Company advances funds to certain authors or publishers for the purchase of literature copyrights and productions. Based on management’s assessment, no allowance for advances to suppliers is required at the balance sheet date.

Inventories

Inventories comprises work-in-progress which are stated at the lower of cost or net realizable value. Costs include direct production cost of audiobooks and related production overhead. The cost of inventories is calculated on a title-by-title basis. Any excess of the cost over the net realizable value of each item of inventories is recognized as a loss in the statement of operations.

Net realizable value is the estimated selling price in the normal course of business less any costs to complete and sell products.

Copyrights

Copyrights consist of payments made to holders for use of the copyrights during the licensed term. Amortization of capitalized copyrights commences when the copyrights is available for use by the Company and is recorded on a title-by-title basis in statement of operations over the licensed term, ranging from 3 to 10 years. Copyrights are stated at the lower of amortized cost or net realizable value. The valuation of copyrights is reviewed on a title-by-title basis when an event or change in circumstances indicated that the fair value of a copyright is less than its unamortized cost.

Revenue Recognition

The Company adopted Topic 606 effective March 1, 2019 and recognizes revenue based on the five criteria for revenue recognition that are established under Topic 606: 1) identify the contract, 2) identify separate performance obligations, 3) determine the transaction price, 4) allocate the transaction price among the performance obligations, and 5) recognize revenue as the performance obligations are satisfied.

The Company began to generate revenue during the year ended February 29, 2020. The Company sells advertising services to third-party advertising agencies and advertisers. Advertising contracts are signed to establish the price and specify the advertising services to be provided. Pursuant to the advertising contracts, the Company provides advertisement placements on its APP Platform in different formats, including but not limited to video, banners, links, logos, brand placement and buttons. The Company performs a credit assessment of the customers to assess the collectability of the revenue prior to entering into contracts. For contracts where the Company provides customers with multiple performance obligations, primarily for advertisements to be displayed in different spots, placed under different forms and occurred at different times, the Company would evaluate all the performance obligations in the arrangement to determine whether each performance obligation is distinct. Consideration is allocated to each performance obligation based on its standalone selling price and revenue is recognized as each performance obligation is satisfied by displaying the advertisements in accordance with the advertising contracts.

The Company sells copyrights of scripts and original stories to third parties, and sells the video and audio products to internet content platforms for broad distribution, upon the finishing of the production of TV shows, movies, audible books or video games. Revenue from the sales of copyrights, original stories, and finished products are recognized when the Company delivers products and passes its contractual rights or copyrights to the customers in accordance with the sales contracts. Prepayments for sales of product is recorded as deferred revenue and is generally recognized as revenue when the production is completed, and the product is transferred, or copyrights have been passed to customers and collectability is reasonably assured.

The Company also grants licenses to third parties for using its literary copyrights. Revenue derived from licenses of the Company’s literal copyrights and original stories, which provide customers with a right to use the intellectual properties as they exist and are available to customers, are recognized at the point of time when the intellectual property is made available to customers. Prepayments for sales of product is recorded as deferred revenue from customers and is generally recognized as revenue when the production is completed, and the product is transferred, or copyrights have been passed to customers and collectability is reasonably assured.

For revenue from licensing of literal copyrights where the Company continues to develop the product or provide maintenance services, the Company recognizes the fixed fee proportionately over the licensing term. For royalty derived from licensing of literature copyrights, as revenue, it is recognized when sales or usage occurs based upon the licensee’s usage reports. When these reports are not available, revenue is recognized based on historical data, industry information and other relevant trends.

Deferred Revenue

Deferred revenue, primarily relating to licensing fees, is stated at the amount of licensing fees received less the amount previously recognized as revenue over the terms of the respective literary licensing contracts.

Stock-Based Payments

The Company follows the provisions of ASC Topic 718, Compensation - Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants, including employee stock options. Stock compensation expense, which is based on the grant date’s fair value estimated in accordance with the provisions of ASC 718, is recognized as an expense over the requisite service period, and the Company made a policy election to recognize forfeitures when they occur.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model, which requires assumptions regarding the expected volatility of the stock price, the expected lifetime of the options, an expectation regarding future dividends on the Company’s common stock, and estimation of an appropriate risk-free interest rate. The Company’s expected common stock price volatility assumption is based upon the historical volatility of the stock price of some similar companies due to limited history of our own stock price. The expected lifetime assumption for stock options grants was based upon the simplified method provided under ASC 718-10, which averages the contractual term of the options with the vesting term. The dividend yield assumption of zero is based upon the fact that the Company has never paid cash dividends in the past and has presently no intention of paying cash dividends in the future. The risk-free interest rate used for each grant was based upon the prevailing short-term interest rates over the expected lifetime of the options.

Translation Adjustment

The accounts of China VTV and Butterfly Effect were maintained, and their financial statements were expressed, in Hong Kong Dollar (“HKD”) and Chinese Yuan (RMB), respectively. Such financial statements were translated into U.S. Dollars (“$” or “USD”) in accordance ASC 830, “Foreign Currency Matters”, with the HKD and RMB as the functional currencies. Pursuant to the ASC 830, all assets and liabilities are translated at the current exchange rate, stockholders’ equity (deficit) are translated at the historical rates, and income statement items are translated at an average exchange rate for the period.

The resulting translation adjustments are reported under accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit).

Impairment of Long-Lived Assets and Goodwill

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

Goodwill represents the excess of the purchased consideration over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed of the acquired entity as a result of the Company’s acquisitions of interests in VIE and its subsidiaries. Goodwill is not amortized but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company first assesses the qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. In the qualitative assessment, the Company considers primary factors such as industry and market considerations, overall financial performance of the reporting unit, and other specific information related to the operations. Based on the qualitative assessment, if it is more likely than not that the fair value of each reporting unit is less than the carrying amount, the quantitative impairment test will be performed. Application of a goodwill impairment test requires significant management judgment.

Fair Value Measurements

The Company has adopted FASB Accounting Standard Codification Topic on Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 establishes a three-level valuation hierarchy of valuation techniques based on observable and unobservable input, which may be used to measure fair value and include the following:

Level 1 - quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2 - observable prices that are based on inputs not quoted on active markets but corroborated by market data; and

Level 3 - unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The carrying values of certain assets and liabilities of the Company approximate to fair value due to their relatively short maturities.

Noncontrolling Interests

For the Company’s non-wholly owned subsidiaries, a noncontrolling interest is recognized to reflect the portion of equity that is not attributable, directly or indirectly, to the Company. Consolidated net income in the consolidated income statements includes net income (loss) attributable to noncontrolling interests.

Basic and Diluted Earnings (Loss) Per Share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock warrants (using the treasury stock method) and common shares issuable upon the conversion of convertible notes payable (using the as-if converted method). These common stock equivalents may be dilutive in the future.

All potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	May 31,	May 31,
	2020	2019
Stock options	500,000	-
	500,000	-

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

Off-balance sheet arrangements

As of May 31, 2020, we had no off-balance sheet arrangements that had or were reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of May 31, 2020.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

During the three months ended May 31, 2020, the Company did not issue any share of unregistered common stock except as disclosed in the Company’s current reports on form 8-K during such period.

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

China VTV Limited
(Registrant)

Date: August 19, 2020	By:	/s/ Tijin Song
Tijin Song
Chief (Principal) Executive Officer

