Form 10-Q
period 2020-08-31
China VTV Ltd
filed 2020-10-21
CIK 1639234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

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

As of October 21, 2020, there were 286,360,000 shares of common stock issued and outstanding.

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

3

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

CHINA VTV LIMITED.

CHINA VTV LIMITED
CONSOLIDATED BALANCE SHEETS

	August 31,	February 29,
	2020	2020
Assets	Unaudited	Audited
Current Assets
Cash	$158,675	$51,551
Accounts receivable	164,986	79,020
Advances to suppliers	6,584,453	8,648,546
Inventories	7,414,860	4,310,519
Copyrights, net	8,107,621	6,609,260
Other receivables and current assets	1,460,833	3,400,963
Total current assets	23,891,428	23,099,859
Investment in equity investees, net	3,257,738	3,275,929
Contingent receivable	608,914	608,914
Capital assets, net	674,518	693,192
Intangible assets, net	2,661,172	1,530,000
Goodwill	21,552,596	21,552,596
Right-of-use assets, net	51,286	78,638
Total Assets	$52,697,652	$50,839,128

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$330,783	$601,671
Wages payable	457,321	304,509
Short-term debt	1,093,500	2,218,050
Interest payable	21,910	106,268
Due to related parties	860,945	3,819,200
Deferred revenue	6,571,206	2,547,180
Acquisition liabilities	36,931,000	36,931,000
Taxes payable	1,310,111	222,766
Lease liabilities	57,471	84,663
Other payables	579,282	4,331,023
Total current liabilities	48,213,529	51,166,330
Total liabilities	48,213,529	51,166,330

Stockholders’ Deficit
Common stock, par value $0.001, 600,000,000 shares authorized, 284,280,000 and 105,000,000 shares issued and outstanding as of August 31, 2020 and February 29, 2020, respectively	284,280	284,280
Additional paid-in capital	6,896,216	3,681,379
Subscription receivables and shares issuable, net	(209,285)	(446,025)
Accumulated income (deficit)	(2,789,979)	(3,844,738)
Accumulated other comprehensive loss	371,639	(2,098)
Total stockholders’ equity (deficit) attributable to the Company	4,552,871	(327,202)
Noncontrolling interests	(68,748)	-
Total shareholders' equity (deficit)	4,484,123	(327,202)
Total Liabilities and Stockholders’ Deficit	$52,697,652	$50,839,128

The accompanying notes are an integral part of these consolidated financial statements.

CHINA VTV LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Unaudited

	For The Three Months Ended		For The Six Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019

Net revenue	$3,024,268	$3,828	$6,745,886	$3,828
Cost of revenue	1,261,904	1,276	2,843,471	1,276
Gross profit	1,762,364	2,552	3,902,415	2,552

General and administrative expenses	1,558,470	117,030	2,884,987	220,069
Income (Loss) from operations	203,894	(114,478)	1,017,428	-217,517
Interest expense	(11,530)	-	(27,072)	-
Investment impairment	(68)	-	(19,268)	-
Other income (loss)	(240)	-	186	-
Income (Loss) before income tax	192,056	(114,478)	971,274	(217,517)
Provision for income tax	-	-	-	-

Net Income (Loss)	$192,056	$(114,478)	$971,274	$(217,517)
Net Loss attributable to noncontrolling interests	57,102	-	(83,485)	-
Net income (Loss) attributable to the Company	134,954	(114,478)	1,054,759	(217,517)

Other comprehensive income (loss):
Foreign currency translation income (loss)	607,812	112	373,737	(115)
Comprehensive income (loss)	742,766	(114,366)	1,428,496	(217,632)

Net income (loss) per common share:
Basic and diluted	$0.00	$(0.00)	$(0.01)	$(0.00)
Weighted average number of common shares outstanding:
Basic and diluted	284,280,000	220,550,000	284,280,000	179,102,717

The accompanying notes are an integral part of these consolidated financial statements.

CHINA VTV LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three and Six Months Ended August 31, 2020

						Accumulated
				Subscription		Other		Total
	Common Stock		Additional	Receivables/	Accumulated	Comprehensive	Non	Stockholders’
	Number of		Paid-in	Shares	Income	Income	controlling	Equity
	shares	Amounts	Capital	Issuable	(Deficit)	(Loss)	Interests	(Deficit)

Balance at February 29, 2020	284,280,000	$284,280	$3,681,379	$(446,025)	$(3,844,738)	$(2,098)	$-	$(327,202)
Proceed received from subscriber				134,680				134,680
Proceed received from sale of 15% interest in VIE subsidary			3,214,837				14,737	3,229,574
Net income for the period					919,805		(140,587)	779,218
Foreign currency translation						(234,075)		(234,075)
Balance at May 31, 2020 (Unaudited)	284,280,000	$284,280	$6,896,216	$(311,345)	$(2,924,933)	$(236,173)	$(125,850)	$3,582,195
Proceed received from subscriber				102,060				102,060
Net income for the period					134,954		(57,102)	192,056
Foreign currency translation						607,812		607,812
Balance at August 31, 2020 (Unaudited)	284,280,000	$284,280	$6,896,216	$(209,285)	$(2,789,979)	$371,639	$(68,748)	$4,484,123

For the Three and Six Months Ended August 31, 2019

						Accumulated
				Subscription		Other		Total
	Common Stock		Additional	Receivables/		Comprehensive	Non	Stockholders’
	Number of		Paid-in	Shares	Accumulated	Income	controlling	Equity
	shares	Amounts	Capital	Issuable	Deficit	(Loss)	Interests	(Deficit)

Balance at February 28, 2019	75,000,000	$105,000	$1,634,576	$-	$(2,337,167)	$(763)	$-	$(598,354)
Issuance of common stock for the acquisition of China VTV Ltd.	115,550,000	115,550	(115,550)					-
Net loss for the period					(103,039)		-	(103,039)
Foreign currency translation						(227)	-	(227)
Balance at May 31, 2019 (Unaudited)	190,550,000	$220,550	$1,519,026	$-	$(2,440,206)	$(990)	$-	$(701,620)
Net loss for the period					(114,478)		-	(114,478)
Foreign currency translation						112	-	112
Balance at August 31, 2019 (Unaudited)	190,550,000	$220,550	$1,519,026	$-	$(2,554,684)	$(878)	$-	$(815,986)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA VTV LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	For the Six Months Ended
	August 31,	August 31,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$971,274	$(217,517)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,322,582	5,023
Changes in assets and liabilities:
Accounts receivable	(82,679)	-
In advances to suppliers	2,046,399	-
Inventories and copyrights	(5,320,300)	-
Other receivables and current assets	2,095,146	-
Accounts payable	(7,072,162)	1,275
Wages payable	149,200	-
Interest payable	-	-
Deferred revenue	3,891,429	-
Taxes payable	66,115	-
Increase in accrued expenses and other payable	-	77,811
Net cash provided by (used in) operating activities	(1,932,996)	(133,408)

Cash Flows from Investing Activities
Acquisition of copyrights and intangible assets	(1,336,005)	-
Acquisition of equipment	(1,017)	(111,166)
Proceeds from sale of ownership interest in subsidiary	4,300,336	-
Net cash provided by investing activities	2,963,314	(111,166)

Cash Flows from Financing Activities
(Decrease) increase in due to related parties	9,639	233,727
Proceeds received from related parties	236,740	-
Lease Payments	(30,698)	-
Decrease in short-term debt	(1,141,600)	-
Net cash provided by (used in) financing activities	(925,919)	233,727

Effect of exchange rate changes on cash and cash equivalents	2,725	-

Net decrease in cash and cash equivalents	107,124	(10,847)

Cash and Cash Equivalents
Beginning	51,551	17,548
Ending	$158,675	$6,701

Supplement Disclosure of Cash Flows
Interest expenses	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA VTV LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED AUGUST 31, 2020

NOTE 1. DESCRIPTION OF BUSINESS

China VTV Limited and its consolidated subsidiaries and variable interest entities are referred to collectively herein as the “Company.” The Company is primarily engaged in broadcasting news, videos, television shows, tourists’ programs and other entertainment programs through its application (or “App”) over the internet. The Company’s broadcasting programs can be played via smart TVs, our application or App on both IOS and Android mobile phones or tablets, computers, and satellite TVs. The Company also produces certain original news programs, travel programs, and other entertainment shows, and adapts original literature into internet TV shows, internet movies, audible books, and video games.

The Company has developed a blockchain-operated cloud-based platform (the “APP Platform”) that distributes streaming media as a standalone product directly to viewers over the Internet, bypassing telecommunications, multichannel television, and broadcast television platforms that traditionally act as a controller or distributor of such content. The Company has built the technology to distribute media programs on smart TVs, computers, Android smart phones via its App (collectively, the “End Devices”) and through multiple social media channels, such as Weibo, Facebook and YouTube.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States of America, and the SEC's regulations for interim financial information and the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows, and stockholders’ equity for the periods presented. The results for the three and six months ended August 31, 2020 are not necessarily indicative of the results to be expected for the full year.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended February 29, 2020 filed with the Securities and Exchange Commission on July 29, 2020.

Consolidation

These unaudited interim consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the accounts of the China VTV Limited, its subsidiaries and entities controlled through VIE agreements. All intercompany balances and transactions have been eliminated.

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

The Company also grants licenses to third parties for using its literary copyrights. Revenue derived from licenses of the Company's literal copyrights and original stories, which provide customers with a right to use the intellectual properties as they exist and are available to customers, are recognized at the point of time when the intellectual property is made available to customers.

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

	August 31,	August 31,
	2020	2019
Stock options	500,000	-
	500,000	-

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

NOTE 3. INVENTORIES

Inventories consist of the following:

	As of
	August 31,	February 29,
	2020	2020
Script development	$6,144,761	$2,235,979
Mobile audio games	1,237,925	1,215,000
Artwork	32,174	859,540
Total inventories	$7,414,860	$4,310,519

NOTE 4. COPYRIGHTS, NET

Copyrights, net, consist of the following:

	As of
	August 31,	February 29,
	2020	2020
Licensed copyrights at cost	$10,896,166	$8,326,199
Less: amortization	(2,788,545)	(1,716,939
Copyrights, net	$8,107,621	$6,609,260

NOTE 5. ADVANCES TO SUPPLIERS, NET

Advances to suppliers, net, consist of the following:

	As of
	August 31,	February 29,
	2020	2020
Deposits	$8,182,055	$10,223,973
Prepaid expenses	16,304	168
Total advance to suppliers	8,198,359	10,224,141
Less: allowance for doubtful accounts	(1,613,906)	(1,575,595
Advance to suppliers, net	$6,584,453	$8,648,546

NOTE 6. OTHER RECEIVABLES AND CURRENT ASSETS

Other receivables and current assets consist of the following:

	As of
	August 31,	February 29,
	2020	2020
Other receivables	$1,056,081	$3,088,659
Other current assets	404,752	312,304
Total	$1,460,833	$3,400,963

NOTE 7. INVESTMENT IN EQUITY INVESTEES

Investments are in equity of companies which shares are not publicly traded, and that the Company does not have control or significant influence. The investments are recorded at cost less impairment, as the fair value of the share prices are not readily determinable.

	As of
	August 31,	February 29,
	2020	2020
Investment in equity investees	$3,845,312	$3,852,622
Less: impairment	(587,574)	(576,693)
Total	$3,257,738	$3,275,929

NOTE 8. INTANGIBLES, NET

Intangible assets consist of the followings:

	As of
	August 31,	February 29,
	2020	2020
Copyrights	$4,018,696	$2,311,837
Less: accumulated amortization	(1,357,524)	(781,837)
Copyrights, net	$2,661,172	$1,530,000

NOTE 9. SHORT-TERM DEBT

Short-term debt represents amounts due to a bank and other lenders, and are generally due on demand or within one year. As of August 31, 2020, short-term debts consist of the following:

	As of
	August 31,	February 29,
	2020	2020
Interest at 0% per annum, unsecured, due on demand	$511,000	$787,050
Interest at 4.35% per annum, unsecured, due on demand	146,000	286,200
Interest at 5.22% per annum, unsecured, due on demand	436,500	429,300
Interest at 10% per annum, unsecured, due on demand	0	715,500
	$1,093,500	$2,218,050

In June 2019, Butterfly Effect entered into a line of credit agreement with Bank of Beijing, Beijing, PRC to borrow up to $708,500 (RMB5 million). As of August 31, 2020, Butterfly Effect had borrowed $436,500 (RMB3 million) from Bank of Beijing with an annual interest rate of 5.22%. The line of credit is unsecured and due on demand.

NOTE 10. RELATED PARTY TRANSACTIONS AND BALANCES

The related parties of the Company with whom transactions are reported in these consolidated financial statements are as follows:

Name of entity or individual	Relationship with the Company and its subsidiary

Mr. Tijing Song	Shareholder, Chairman of the Board, CEO and President

Mr. Guoping Chen	Shareholder and Director

Ms. Qiongfang Shi	Shareholder and Director

Due to related parties:

	As of
	August 31,	February 29,
	2020	2020
Mr. Tijing Song	$440,500	$448,151
Mr. Guoping Chen	420,445	403,155
Ms. Qiongfang Shi	-	2,967,894
Total due to related parties	$860,945	$3,819,200

The Company has received advances from its related parties for working capital purposes. The advances are unsecured, bear no interest, and are due on demand.

NOTE 11. ACQUISITION LIABILITY

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

NOTE 12. OTHER CONTINGENT LIABILITY

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

During the year ended February 29, 2020, CybEye completed the development of the OTT Platform. As of August 31, 2020, the Company estimated the fair value of the 2,700,000 shares issuable at a fair value of $172,260 and recognized the corresponding amount as shares issuable on the consolidated balance sheets.

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

NOTE 13. EQUITY

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

On December 31, 2019 and January 21, 2020, the Company issued 2,500,000 shares and 22,600,000 shares, respectively, to four individual subscribers for $732,963. As of August 31, 2020, $209,285 of the proceeds has not been received and is recorded as subscription receivables, a contra equity account.

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

In March 2020, the Company sold its 15% interest in its 86.5% owned VIE subsidiary, Khorgas Goldfish Culture Media Co., Ltd. (the “Subsidiary”), to Shanghai Qinggua Network Technologies, Ltd., an unrelated Chinese company. After the sale of its 15% ownership in the Subsidiary, the Company still owns 71.1% interest in the Subsidiary. The sale of the 15% ownership interest was approved by the Company’s Board and is the one of the steps to reshape and expand the Company’s core business. The sale was accounted for as an equity transaction and the net proceeds of $3.2 million received from the sale was recognized as additional paid in capital in our balance sheet.

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

Stock Options

On August 31, 2019, the Company granted 500,000 stock options in pursuant to the Strategic Development Agreement (see NOTE 14.). The options vest 25% each on every quarter end from the grant date. The options are exercisable at $12.00 per share until September 29, 2026.

There were no stock options issued during the three and six months ended August 31, 2020. There were 500,000 stock options were issued during the three and six months ended August 31, 2019.

As of August 31, 2020, 375,000 of the outstanding 500,000 options are exercisable. The 500,000 options are expected to vest one year from the grant date, with the weighted-average exercise price of $12.00 per share. The weighted-average contractual remaining life is 6.6 years, and the aggregate intrinsic value is $0.

As of August 31, 2019, 500,000 stock options were outstanding and 250,000 stock options were exercisable.

NOTE 14. INCOME TAXES

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

Hong Kong

China VTV was incorporated in Hong Kong and is subject to Hong Kong profits tax at 16.5%. No provision for Hong Kong income or profit tax has been made as the China VTV has no assessable profit for the period from January 9, 2015 (date of inception) to August 31, 2020. China VTV has provided a full valuation allowance on the deferred tax assets for the net operating loss carry-forward because of the uncertainty regarding its realizability.

China

China VTV Limited’s subsidiary, the WFOE, and the VIE subsidiaries, Butterfly Effect Media, are entities incorporated in the PRC (the "PRC entities") and are subject to PRC Enterprise Income Tax (EIT), on the taxable income in accordance with the relevant PRC income tax laws, which have adopted a unified income tax rate of 25% since January 1, 2008.

Provision for income tax expense (benefit) consisted of the following:

For the Six Months Ended
	August 31,	August 31,
	2020	2019
Current	$-	$-
Deferred	-	-
Total provision for income tax expense (benefit)	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Six Months Ended
	August 31,	August 31,
	2020	2019
PRC statutory rate	25.0%	-%
Temporary difference between US GAAP and PRC tax accounting	(25.0)%	-%
Effective income tax rate	-%	-%

The significant component of deferred income tax assets as of August 31, 2020 and February 29, 2020 are as follows:

	As of
	August 31,	February 29,
	2020	2020
Net operating loss carry-forward	$932,371	$867,187
Other receivable	492,075	482,963
Deferred revenue	11,683	11,559
Valuation allowance	(1,436,129)	(1,361,709)
Net deferred income tax assets	$-	$-

NOTE 15. SUBSEQUENT EVENTS

On September 4, 2020, in accordance with the Company’s agreement with a Director, the Company issued 2,000,000 shares of common stock to the Director for her compensation, which were valued at $55,600.

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the date of issuance of these consolidated financial statements and determined that no other subsequent event requires recognition or disclosure to the consolidated financial statements.

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

Consumer

As of August 31, 2020, the Company had approximately 3.82 million viewers and subscribers, and most of them reside in Malaysia, Singapore, Australia, Canada, Hong Kong, Taiwan, Indonesia, India, Thailand, the U.S. and other countries and regions, including mainland China.

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

Since November 2019, our blockchain-operated App platform has been available for both iPhone and Android mobile phone users, and we have been trying to recruit more mobile phone users to use our App to watch our online programs.

Impact of Covid-19

A novel strain of coronavirus, COVID-19, was first identified in China in December 2019 and subsequently declared a pandemic on March 11, 2020, by the World Health Organization. As a result of the COVID-19 pandemic, all travel has been severely curtailed to protect the health of our employees and comply with local guidelines, and we temporarily closed our china offices from February and resumed the office operations in early March 2020. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns in affected areas. The full impact of the pandemic on our business, operations and financial results will depend on various factors that continue to evolve which we may not accurately predict.

Results of Operations

Three and Six Months Ended August 31, 2020 compared to Three and Six Months Ended August 31, 2019

The following table sets forth selected financial information from our statements of comprehensive income for the three months ended August 31, 2020 and 2019:

	For the Three Months Ended
	August 31, 2020	August 31, 2019	Dollar Change
Net Revenue	$3,024,268	$3,828	$3,020,440
Cost of Revenue	1,261,904	1,276	1,260,628
Gross Profit	1,762,364	2,552	1,759,812
General and Administrative Expenses	1,558,470	117,030	1,441,440
Income (Loss) from Operations	203,894	(114,478)	318,372
Interest Expense	(11,530)	-	(11,530)
Other Loss	(308)	-	(308)
Income (Loss) Before Income Tax	192,056	(114,478)	306,534
Provision for Income Tax	-	-	-
Net Income (Loss)	192,056	(114,478)	306,534
Comprehensive Income (Loss)	$742,766	$(114,366)	$857,132

The following table sets forth selected financial information from our statements of comprehensive income for the six months ended August 31, 2020 and 2019:

	For the Six Months Ended
	August 31, 2020	August 31, 2019	Dollar Change
Net Revenue	$6,745,886	$3,828	$6,742,058
Cost of Revenue	2,843,471	1,276	2,842,195
Gross Profit	3,902,415	2,552	3,899,863
General and Administrative Expenses	2,884,987	220,069	2,664,918
Income (Loss) from Operations	1,017,428	(217,517)	1,234,945
Interest Expense	(27,072)	-	(27,072)
Other Loss	(19,082)	-	(19,082)
Income (Loss) Before Income Tax	971,274	(217,517)	1,188,791
Provision for Income Tax	-	-	-
Net Income (Loss)	971,274	(217,517)	1,188,791
Comprehensive Income (Loss)	$1,428,496	$(217,632)	$1,646,128

Revenue:

During the three and six months ended August 31, 2020, we realized $3,024,268 and $6,745,886 in revenue, representing an increase of $3,020,440 and $6,742,058, respectively, as compared to $3,828 in revenue for the three and six months ended August 31, 2019. The revenues were generated from sales of literature copyrights and licensing of copyrights to video game software development companies. Prior to the acquisition of Butterfly Effect in February 2020, we did not conduct any significant revenue generating activities. During the three and six months ended August 31, 2019, we only generated revenue of $3,828 as a result of one-time advertising income.

Cost of Revenue

Our cost of sales primarily consisted of direct production cost of audiobooks and related production overhead. During the three and six months ended August 31, 2020, we had cost of revenue of $1,261,904 and $2,843,471, respectively, compared to $1,276 during the three and six months ended August 31, 2019, as a result of the increase in revenue.

Cost of Revenue during the three and six months ended August 31, 2019 mainly consisted of the fees we pay to telecommunications carriers and other service providers for telecommunications and other content delivery-related services.

General and Administrative Expenses

General and administrative expenses primarily consisted of accrued salaries and benefits for the Company’s executives, directors and administrative staff, depreciation and amortization expenses, legal and other professional service fees, and rental expenses. General and administrative expenses were $1,558,470 and $2,884,987 for the three and six months ended August 31, 2020, as compared to $117,030 and $220,069 for the three and six months ended August 31, 2019, representing an increase of $1,441,440 and $2,664,918, respectively.

The increase in general and administrative expenses for the three and six months ended August 31, 2020 were primarily attributable to the increase in depreciation and amortization expenses of $631,440 and $1,229,589, salaries and benefits accruals for the Company’s executives, directors and administrative staff of $565,535 and $1,099,442, legal and other professional service fees of $130,427 and $147,447, rental expenses of $47,772 and $117,599, and other office and miscellaneous expenses of $50,688 and $55,263.

Net Income (Loss):

Our net income were $192,056 and $971,274 for the three and six months ended August 31, 2020, as compared to a losses of $114,478 and $217,517 for the three and six months ended August 31, 2019, representing an increase of $306,534 and $1,188,791, respectively. Prior to the acquisitions of China VTV HK and Butterfly Effect, the Company had only nominal operations and did not conduct any revenue generating activities. The Company substantially expanded its business operations in the beginning of its first fiscal quarter in 2020 through business combination transactions.

Comprehensive Income (Loss):

Our business operates in Chinese RMB and Hong Kong Dollars, but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB and Hong Kong Dollars to U.S. Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net loss is added to the accumulated deficit while the translation adjustment is added to a line item on our balance sheet labeled "other comprehensive income," since it is more reflective of changes in the relative values of U.S. and the foreign currencies than of the success of our business. During the three and six months ended August 31, 2020, the effect of converting our financial results to USD were gains of $607,812 and $373,737 to our other comprehensive income, as compared to a gain of $112 and a loss of $115 during the three and six months ended August 31, 2019, respectively, as a result of the currency exchange rate fluctuations.

Liquidity and Capital Resources

Overview

The Company substantially expanded its business operations in the beginning of its first fiscal quarter in 2020 through mergers and acquisitions. For the six months ended August 31, 2020, we had net cash inflow of $686,896 from operations, compared to the same quarter of the prior year’s net cash outflow of $87,019.We expect to expand our business and grow our revenue with consistent operating profitability. We believe that cash flow from operations, financing arrangements, and cash on hand will adequately fund our operations for, at least, the next twelve months.

The following table sets forth a summary of our cash flows for periods indicated:

	For the Six Months Ended
	August 31, 2020	August 31, 2019
Net Cash Provided by (Used in) Operating Activities	$(1,932,996)	$(133,408)
Net Cash Provided by Investing Activities	2,963,314	(111,166)
Net Cash Provided by (Used in) Financing Activities	(925,919)	233,727
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2,725	-
Net Increase (Decrease) in Cash and Cash Equivalents	107,124	(10,847)
Cash and Cash Equivalents
Beginning	51,551	17,548
Ending	$158,675	$6,701

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities was $1,932,996 during the six months ended August 31, 2020, compared to net cash provided by operating activities of $133,408 for the six months ended August 31, 2019, reflecting an increase in the amount of $1,799,588. The increase in the cash provided by operating activities was primarily due to the increase in net income from the business operations, the increase in deferred revenue, and the decrease in advances to suppliers, other receivables and tax payable, partly offset by the increase in accrued expenses and inventories, compared to the six months ended August 31, 2019.

Net Cash Provided by and Used in Investing Activities

Net cash provided by investing activities was $2,963,314 during the six months ended August 31, 2020, compared to net cash used in investing activities of $111,166 for the six months ended August 31, 2019. The increase in cash used in investing activities in the amount of $3,074,480 was primarily due to acquisition of new copyrights in amount of $1,336,005, offset by the receipt of $4,300,336 net cash proceeds from the sale of 15% interest in a Company’s 86.5% owned subsidiary.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $925,919 during the six months ended August 31, 2020, compared to the net cash provided by financing activities of $233,727 for the six months ended August 31, 2019. The increase in the cash used in financing activities in the amount of $1,159,646 was primarily due to the decrease in the balance of due to related parties and short-term debt during the six ended months ended August 31, 2020, offset by the proceeds of $102,060 received from shareholders, compared to the six months ended August 31, 2019.

Net increase in cash was $109,644 for the six months ended August 31, 2020, compared to net decrease in cash and cash equivalents of $10,847 for the six months ended August 31, 2019.

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

The Company also grants licenses to third parties for using its literary copyrights. Revenue derived from licenses of the Company's literal copyrights and original stories, which provide customers with a right to use the intellectual properties as they exist and are available to customers, are recognized at the point of time when the intellectual property is made available to customers.

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

All potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	August 31,	August 31,
	2020	2019
Stock options	500,000	-
	500,000	-

Income Taxes

The Company accounts for income taxes under ASC 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period including the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of August 31, 2020.

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

Off-balance sheet arrangements

As of August 31, 2020, we had no off-balance sheet arrangements that had or were reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On November 15, 2017, the Company and China VTV Taiwan Co., Ltd. (“China VTV Taiwan”) entered into a strategic partnership agreement, pursuant to which the two parties agreed to work together to promote the visibility of the Company. The Company believes that China VTV Taiwan did not perform under such agreement and the agreement was terminated shortly thereafter. However, the Company then discovered that China VTV Taiwan submitted a trademark registration of the Company’s mark consisting of the English letters, Chinese letters and the rainbow under its own name in Taiwan without consent or approval from the Company. Immediately thereafter on December 7, 2018, the Company filed an opposition to China VTV Taiwan’s mark registration in front of the Taiwan Intellectual Property Office. On November 12, 2019, the Taiwan Intellectual Property Office denied China VTV Taiwan’s mark registration application and China VTV Taiwan appealed such decision to the Ministry of Economic Affairs of Taiwan. On April 14, 2020, the Ministry of Economic Affairs of Taiwan affirmed the decision of the Taiwan Intellectual Property Office that it agreed with the Company on denying China VTV Taiwan’s mark registration in Taiwan. On July 7, 2020, the Company’s wholly owned subsidiary in Hong Kong received the affirmation from the Taiwan Intellectual Property Office to register the Company’s mark and the accompanying text in Taiwan.

Except as disclosed above, currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

During the three months ended August 31, 2020, the Company did not issue any share of unregistered common stock except as disclosed in the Company’s current reports on form 8-K during such period.

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

China VTV Limited
(Registrant)

Date: October 21, 2020	By:	/s/ Tijin Song
Tijin Song
Chief (Principal) Executive Officer

